Form 10-Q
period 2024-09-30
CAMBER ENERGY, INC.
filed 2024-11-13
CIK 1309082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

______________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value Per Share	NA	NA

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 11, 2024, the registrant had 243,636,858 shares of common stock outstanding.

CAMBER ENERGY, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMBER ENERGY, INC. Condensed Consolidated Balance Sheets (Unaudited)

	As of September 30, 2024	As of December 31, 2023

ASSETS
Current assets:
Cash	$451,415	$906,060
Accounts receivable, net	5,922,607	8,545,449
Inventory, net	8,321,934	9,795,969
Prepaids and other current assets	389,951	406,358
Total current assets	15,085,907	19,653,836

Oil and gas properties, full cost method
Proved oil and gas properties, net	-	1,083,576
Total oil and gas properties, net	-	1,083,576

Fixed assets, net	1,512,118	1,639,759
Right of use assets, net	8,474,180	3,900,632
ESG Clean Energy license, net	4,036,705	4,268,437
Other intangibles - Simson Maxwell, net	2,291,221	2,417,145
Other intangibles - Variable Interest Entities	15,433,340	15,433,340
Goodwill	-	34,860,411
Due from related parties	342,056	334,437
Deposits and other assets	-	10,300
TOTAL ASSETS	$47,175,527	$83,601,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,457,333	$6,759,819
Accrued expenses and other current liabilities	9,415,250	10,993,350
Customer deposits	1,136,835	2,769,486
Undistributed revenues and royalties	1,637,251	1,633,838
Current portion of operating lease liability	1,607,152	1,357,653
Due to related parties	821,016	643,121
Current portion of notes payable - related parties	502,730	407,154
Bank indebtedness - credit facility	4,193,122	3,365,995
Derivative liability	533,782	3,863,321
Current portion of long-term debt - net of discount	2,821	2,743
Total current liabilities	29,307,292	31,796,480
Long term debt - net of current portion and debt discount	39,673,475	39,971,927
Notes payable - related parties - net of current portion	519,038	578,863
Operating lease liability, net of current portion	6,937,752	2,588,287
Contingent obligations	1,435,757	1,435,757
Asset retirement obligation	965,042	1,042,900
TOTAL LIABILITIES	78,838,356	77,414,214

Commitments and contingencies (Note 14)	-	-

STOCKHOLDERS’ EQUITY
Preferred stock Series A, $0.001 par value, 50,000 shares authorized, 28,092 shares issued and outstanding as of September 30, 2024 and December 31, 2023	28	28
Preferred stock Series C, $0.001 per value, 5,200 shares authorized, 30 shares issued and outstanding as of September 30, 2024 and December 31, 2023. Liquidation preference of $1,033,950.	1	1
Preferred stock Series G, $0.001 par value, 25,000 authorized, 5,272 shares issued and outstanding as of September 30, 2024 and December 31 2023. Liquidation preference of nil.	5	5
Preferred stock Series H, $0.001 par value, 2,075 shares authorized, nil and 275 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	-	3
Common stock, $0.001 par value, 500,000,000 shares authorized, 236,136,858 and 119,301,921 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	236,137	119,302
Common stock to be issued on true-up of prior Series C Preferred stock conversions	6,971,949	-
Additional paid-in capital	155,913,262	136,863,364
Accumulated other comprehensive loss	(293,472)	(248,814)
Accumulated deficit	(203,449,156)	(140,350,893)
Parent’s stockholders’ deficit in Camber	(40,621,246)	(3,617,004)
Non-controlling interest	8,958,417	9,804,663
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(31,662,829)	6,187,659
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$47,175,527	$83,601,873

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenue
Power generation units and parts	$3,912,373	$6,742,182	$15,998,386	$14,502,388
Service and repairs	3,282,781	3,155,064	9,314,762	9,199,965
Oil and gas sales	2,858	233,824	97,357	705,230
	7,198,012	10,131,070	25,410,505	24,407,583
Operating expenses
Cost of goods sold	5,121,748	6,653,715	17,886,731	16,256,686
Lease operating costs	-	207,931	22,352	534,123
General and administrative	3,760,486	3,557,486	11,990,210	10,064,707
Stock based compensation	-	-	305,000	-
Depreciation, depletion and amortization	185,298	237,361	596,427	698,061
Accretion – Asset Retirement Obligation	-	17,961	536	67,599
Total operating expenses	9,067,532	10,674,454	30,801,256	27,621,176

Loss from operations	(1,869,520)	(543,384)	(5,390,751)	(3,213,593)

Other income (expense)
Interest expense, net	(555,561)	(421,349)	(1,702,638)	(757,503)
Amortization of debt discount	(811,011)	(608,002)	(2,538,362)	(873,776)
Change in fair value of derivative liability	2,668,909	(5,986,536)	(18,573,289)	(5,803,791)
Loss on disposal of membership interests	-	-	(755,506)	-
Loss on extinguishment of debt	-	(442,203)	(811,132)	(605,507)
Goodwill impairment	(34,860,411)	-	(34,860,411)	-
Other income	655,913	124,130	687,580	468,487
Total other expense, net	(32,902,161)	(7,333,960)	(58,553,758)	(7,572,090)

Net loss before income taxes	(34,771,681)	(7,877,344)	(63,944,509)	(10,785,683)
Income tax benefit (expense)	-	-	-	-
Net loss	(34,771,681)	(7,877,344)	(63,944,509)	(10,785,683)
Net income (loss) attributable to non-controlling interest	(504,202)	298,219	(846,246)	(66,355)
Net loss attributable to Camber Energy, Inc.	$(34,267,479)	$(8,175,563)	$(63,098,263)	$(10,719,328)
Loss per share of common stock
Basic and Diluted	$(0.15)	$(0.10)	$(0.35)	$(0.18)
Weighted average number of shares of common stock outstanding
Basic and Diluted	221,303,415	81,321,320	179,627,083	58,140,435

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

Net loss	$(34,771,681)	$(7,877,344)	$(63,944,509)	$(10,785,683)
Foreign currency translation adjustment	(1,470)	11,388	(44,658)	121,495

Total comprehensive loss	(34,773,151)	(7,865,956)	(63,989,167)	(10,664,188)

Less comprehensive profit (loss) attributable to non-controlling interest
Profit (loss) attributable to non-controlling interest	(504,202)	298,219	(846,246)	(66,355)
Foreign currency translation adjustment attributable to non-controlling interest	(581)	4,498	(17,640)	47,990

Comprehensive profit (loss) attributable to non-controlling interest	(504,783)	302,717	(863,886)	(18,365)

Comprehensive loss attributable to Camber	$(34,258,368)	$(8,168,673)	$(63,125,281)	$(10,645,823)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(63,944,509)	$(10,785,683)
Adjustments to reconcile net loss to cash used in operating activities:
Goodwill impairment	34,860,411	-
Change in fair value of derivative liability	18,573,289	5,803,791
Stock based compensation	305,000	-
Depreciation, depletion and amortization	596,427	698,061
Amortization of right-of-use assets	1,281,011	1,014,621
Accretion – asset retirement obligation	536	67,599
Amortization of debt discount	2,538,362	873,776
Loss on extinguishment of debt	811,132	605,507
Net loss on disposal of membership interests and assets	755,506	-
Foreign currency translation adjustment	(44,658)	121,495
Changes in operating assets and liabilities
Accounts receivable	2,622,842	(1,219,447)
Inventory	1,474,035	743,378
Prepaids and other current assets	26,707	(76,879)
Accounts payable	2,697,514	(245,418)
Accrued expenses and other current liabilities	(1,293,070)	936,099
Due to related parties	170,276	(993)
Customer deposits	(1,632,651)	(2,290,511)
Operating lease liabilities	(1,255,595)	(1,002,295)
Undistributed revenues and royalties	3,413	(83,430)
Net cash used in operating activities	(1,454,022)	(4,840,379)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	205,000	-
Acquisition of fixed assets	(66,454)	(133,373)
Cash acquired on Merger	-	154,955
Net cash provided by investing activities	138,546	21,582

Cash flows from financing activities:
Repayment of long-term debt	(2,047)	(373,069)
Proceeds of long-term debt	-	4,000,000
Repayment of non-interest-bearing advances from Parent	-	(2,120,000)
Advances from bank credit facility	827,127	1,213,441
Proceeds from promissory notes, related parties, net	35,751	291,675
Net cash provided by financing activities	860,831	3,012,047

Net decrease in cash	(454,645)	(1,806,750)
Cash, beginning of period	906,060	3,239,349
Cash, end of period	$451,415	$1,432,599
Supplemental Cash Flow Information:
Cash paid for:
Interest	$431,749	$421,754
Income taxes	$-	$-

Supplemental disclosure of Non-Cash Investing and Financing Activities:
Issuance of shares on true-up of Series C Preferred Stock	$14,930,879	$-
Common stock to be issued related to prior conversions of Series C Preferred Stock	$6,971,949	$-
Issuance of common stock on conversion of debt	$3,645,821	$3,832,273
Issuance of common stock on conversion of accrued interest on debt	$285,030	$-
Addition of right-of-use asset and lease liability	$5,854,559	$945,943

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the nine months ended September 30, 2024

	Preferred Stock Series A		Preferred Stock Series C		Preferred Stock Series G		Preferred Stock Series H		Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated Other Comprehensive	(Accumulated	Noncontrolling	Total Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Number	Number	Number	Amount	Number	Amount	Capital	(Loss)	Deficit)	Interest	Equity

Balances at December 31, 2023	28,092	$28	30	1	5,272	5	275	$3	119,301,921	$119,302	-	$-	$136,863,364	$(248,814)	$(140,350,893)	$9,804,663	$6,187,659

Common shares issued on true-up of Series C preferred stock	-	-	-	-	-	-	-	-	31,138,378	31,138	-	-	5,617,933	-	-	-	$5,649,071
Common shares to be issued on true-up of Series C preferred stock	-	-	-	-	-	-	-	-	-	-	101,585,980	16,253,757	-	-	-	-	$16,253,757
Common shares issued for services	-	-	-	-	-	-	-	-	1,500,000	1,500	-	-	303,500	-	-	-	$305,000
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	2,139	-	-	$2,139
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(26,105,011)	(246,557)	$(26,351,568)

Balances at March 31, 2024	28,092	$28	30	$1	5,272	$5	275	$3	151,940,299	$151,940	101,585,980	$16,253,757	$142,784,797	$(246,675)	$(166,455,904)	$9,558,106	$2,046,058

Common shares issued on true-up of Series C preferred stock	-	-	-	-	-	-	-	-	21,907,663	21,908	-	-	3,483,318	-	-	-	$3,505,226
Common shares to be issued on true-up of Series C preferred stock	-	-	-	-	-	-	-	-	-	-	(21,907,663)	(3,505,226)	-	-	-	-	$(3,505,226)
Common shares issued on conversion of Series H preferred stock	-	-	-	-	-	-	(275)	(3)	4,583,333	4,583	-	-	(4,580)	-	-	-	$-
Common shares issued on conversion of debt	-	-	-	-	-	-	-	-	19,907,976	19,908	-	-	3,625,913	-	-	-	$3,645,821
Common shares issued on conversion of accrued interest	-	-	-	-	-	-	-	-	1,693,949	1,694	-	-	283,336	-	-	-	$285,030
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	(45,327)	-	-	$(45,327)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,725,773)	(95,487)	$(2,821,260)

Balances at June 30, 2024	28,092	$28	30	$1	5,272	$5	-	$-	200,033,220	$200,033	79,678,317	$12,748,531	$150,172,784	$(292,002)	$(169,181,677)	$9,462,619	$3,110,322

Common shares issued on true-up of Series C preferred stock	-	-	-	-	-	-	-	-	36,103,638	36,104	-	-	5,740,478	-	-	-	$5,776,582
Common shares to be issued on true-up of Series C preferred stock	-	-	-	-	-	-	-	-	-		(36,103,638)	(5,776,582)	-	-	-	-	$(5,776,582)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,470)	-	-	$(1,470)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(34,267,479)	(504,202)	$(34,771,681)

Balances at September 30, 2024	28,092	$28	30	$1	5,272	$5	-	$-	236,136,858	$236,137	43,574,679	$6,971,949	$155,913,262	$(293,472)	$(203,449,156)	$8,958,417	$(31,662,829)

For the nine months ended September 30, 2023

	Preferred Stock Series A		Preferred Stock Series C		Preferred Stock Series G		Preferred Stock Series H		Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated Other Comprehensive	(Accumulated	Noncontrolling	Total Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	(Loss)	Deficit)	Interest	Equity

Balances at December 31, 2022	28,092	$28	-	-	-	-	475	$5	44,852,611	$44,853	-	$-	$127,757,269	$(425,677)	$(122,187,673)	$10,176,510	$15,365,315

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	0	-	62,546	-	-	$62,546
Net loss	-	-	-	-	-	-	-	-	-	-	-	0	-	-	(1,552,099)	(80,228)	$(1,632,327)

Balances at March 31, 2023	28,092	$28	-	$-	-	$-	475	$5	44,852,611	$44,853	-	$-	$127,757,269	$(363,131)	$(123,739,772)	$10,096,282	$13,795,534

Shares issued on conversion of debt	-	-	-	-	-	-	-	-	588,235	589	-	-	370,000	-	-	-	$370,589
Shares issues on exercise of warrants	-	-	-	-	-	-	-	-	3,849,306	3,849	-	-	(3,849)	-	-	-	$-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	47,561	-	-	$47,561
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(991,666)	(284,346)	$(1,276,012)

Balances at June 30, 2023	28,092	$28	-	$-	-	$-	475	$5	49,290,152	$49,291	-	$-	$128,123,420	$(315,570)	$(124,731,438)	$9,811,936	$12,937,672

Reverse merger adjustment	-	-	49	1	5,272	5	-	-	32,876,514	32,876	-	-	(4,428,916)	-	-	-	$(4,396,034)
Shares issued on conversion of debt	-	-	-	-	-	-	-	-	9,037,670	9,037	-	-	6,136,430	-	-	-	$6,145,467
Shares issued on conversion of Series H preferred stock	-	-	-	-	-	-	(200)	(2)	3,333,333	3,333	-	-	(3,331)	-	-	-	$-
Shares issued on conversion of Series C preferred stock	-	-	(19)	-	-	-	-	-	1,093,358	1,094	-	-	(1,094)	-	-	-	$-
Shares issued on true-up of Series C preferred stock	-	-	-	-	-	-	-	-	11,900,223	11,900	-	-	4,246,069				$4,257,969
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-		11,388	-	-	$11,388
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(8,175,563)	298,219	$(7,877,344)

Balances at September 30, 2023	28,092	$28	30	$1	5,272	$5	275	$3	107,531,250	$107,531	-	$-	$134,072,578	$(304,182)	$(132,907,001)	$10,110,155	$11,079,118

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

As of September 30, 2024, the Company did not hold any interest in producing oil and gas properties.

Note 3. Going Concern

The Company’s condensed consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $(63,944,509) for the nine months ended September 30, 2024, as compared to a net loss of $(10,785,683) for the nine months ended September 30, 2023. The loss for the nine months ended September 30, 2024, was comprised of, among other things, certain non-cash items, including: (i) goodwill impairment of $34,860,411; (ii) change in fair value of derivative liability of $18,573,289; (iii) amortization of debt discount of $2,538,362; (iv) loss on extinguishment of debt of $811,132; (v) loss on disposal of membership interests of $755,506; and (vi) depreciation, depletion and amortization of $596,427.

As of September 30, 2024, the Company had a stockholders’ deficit of $(31,662,829), long-term debt, net of current, of $39,673,475 and a working capital deficiency of $14,221,385. The largest components of current liabilities creating this working capital deficiency is accrued interest on notes payable to Discover Growth Fund, LLC (“Discover”) of $6,194,664 and drawings by Simson-Maxwell against its bank credit facility of $4,193,122.

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

In June 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-05, Business Combinations (ASC Topic 805): Joint Venture Formations, which provides guidance on accounting for joint ventures established through new entities. The update mandates the application of the acquisition method of accounting for such transactions, requiring parties to recognize and measure identifiable assets and liabilities based on fair values at the acquisition date and establishes a measurement period for adjustments.  The amendments in this Update are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. ASU 2023-05 will be effective for non-public entities for annual periods beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the implications of this update on its accounting practices for joint ventures and expects it will enhance consistency and transparency in financial reporting, without a material impact on its financial position or results of operations.

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

As of September 30, 2024, the significant inputs to the Company’s derivative liability relative to the Company’s Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock”) were Level 3 inputs.

Assets and liabilities measured at fair value as of and for the nine months ended September 30, 2024 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (nine months ended September 30, 2024)

Financial liabilities:
Derivative liability - Series C Preferred Stock	$-	$-	$533,782	$(18,573,289)

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

g) Accounts Receivable

Accounts receivable for the Company’s oil and gas operations consist of purchaser receivables and joint interest billing receivables. The Company evaluates these accounts receivable for collectability and, when necessary, records allowances for expected credit losses. In establishing the required allowance, if any, management considers significant factors such as historical losses, current receivables ageing, the debtors’ current ability to pay its obligation to the Company and existing industry and economic data. At September 30, 2024 and December 31, 2023, the Company has not recorded an allowance for credit losses related to oil and gas.

The Company extends credit to its power generation customers in the normal course of business. The Company performs ongoing credit evaluations and generally does not require collateral. Payment terms are generally 30 days. The Company carries its trade accounts receivable at invoice amount less an allowance for expected credit losses. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for expected credit losses based upon management’s estimates that include a review of the history of past write-offs and collections and an analysis of current credit conditions. At September 30, 2024 and December 31, 2023, the Company had a reserve for expected credit losses on power generation accounts receivable of  $31,444 and $36,678, respectively. The Company does not accrue interest on past due accounts receivable.

h) Inventory

Inventories are stated at the lower of cost or net realizable value, and consist of parts, equipment and work in process. Work-in-process and finished goods included the cost of materials, direct labor and overhead. At the closing of each reporting period, the Company evaluates its inventory in order to adjust the inventory balance for obsolete and slow-moving items.

Inventory consisted of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Units and work in process	$6,492,654	$8,181,067
Parts	3,018,593	2,839,833
	9,511,247	11,020,900
Reserve for obsolescence	(1,189,313)	(1,224,931)
	$8,321,934	$9,795,969

i) Accounting for Leases

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

j) Business Combinations

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

k) Goodwill

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

l) Intangible Assets

Intangible assets include amounts related to the Company’s license agreement with ESG Clean Energy, LLC, and patents and intellectual property owned by Viking Ozone, Viking Protection and Viking Sentinel. Additionally, as part of the acquisition of Simson-Maxwell, Viking identified intangible assets consisting of Simson-Maxwell’s customer relationships and its brand. These intangible assets are described in detail in Note 7.

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

m) Income (Loss) per Share

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

For the nine months ended September 30, 2024 and 2023, there were approximately 2,669,508 and 15,092,983 common stock equivalents, respectively, that were omitted from the calculation of diluted income per share as they were anti-dilutive.

n) Revenue Recognition

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

17

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

The following table disaggregates Simson-Maxwell’s revenue by source for the three and nine months ended September 30, 2024 and 2023:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Power generation units	$3,029,038	$4,849,415	$12,964,409	$10,416,808
Parts	883,335	1,892,767	3,033,977	4,085,580
Total units and parts	3,912,373	6,742,182	15,998,386	14,502,388
Service and repairs	3,282,781	3,155,064	9,314,762	9,199,965
	$7,195,154	$9,897,246	$25,313,148	$23,702,353

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

o) Income Taxes

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

p) Stock-Based Compensation

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

q) Impairment of Long-lived Assets

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

r) Accounting for Asset Retirement Obligations

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

The following table describes the changes in the Company’s asset retirement obligations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,
	2024	2023
Asset retirement obligation – beginning	$1,042,900	$1,927,196
ARO recovered on disposal of membership interests	(78,394)	-
ARO acquired on the Merger	-	65,047
Accretion expense	536	67,599
Asset retirement obligation – ending	$965,042	$2,059,842

s) Derivative Liabilities

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

t) Undistributed Revenues and Royalties

The Company records a liability for cash collected from oil and gas sales that have not been distributed. The amounts are distributed in accordance with the working interests of the respective owners.

u) Subsequent events

The Company has evaluated all subsequent events from September 30, 2024 through the date of filing of this report (see Note 16).

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

The Company performs quarterly qualitative assessments of possible indicators of goodwill impairment; no indicators were identified during the first two quarters of 2024.  However, during the three months ended September 30, 2024, the market price of the Company’s common stock declined significantly and its common stock was delisted from a national stock exchange. The Company concluded that these factors were an indicator of goodwill impairment and therefore performed a quantitative assessment of the goodwill arising from the Merger.

The assessment used a combination of market prices and discounted cash flows to determine the fair value of the Company. Based upon this assessment, the Company recorded a goodwill impairment charge of $34,860,411, representing an impairment of the entire goodwill balance, in the accompanying condensed consolidated statement of operations for the three months ended September 30, 2024.

Note 6. Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification and geographical cost center for the nine months ended September 30, 2024:

	December 31,				September 30,
	2023	Adjustments		Impairments	2024
Proved developed producing oil and gas properties
United States cost center	$1,127,950		$(1,127,950)	$-	$-
Accumulated depreciation, depletion and amortization	(44,374)		44,374	-	-
Proved developed producing oil and gas properties, net	$1,083,576		$(1,083,576)	$-	$-

Undeveloped and non-producing oil and gas properties
United States cost center	-		-	-	-
Accumulated depreciation, depletion and amortization	-		-	-	-
Undeveloped and non-producing oil and gas properties, net	$-	$		$-	$-
Total Oil and Gas Properties, Net	$1,083,576		$(1,083,576)	$-	$-

During the nine months ended September 30, 2024, the Company disposed of its working interests in its producing oil and gas properties (see Note 2).

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

The Company recognized amortization expense of $231,732 for the nine months ended September 30, 2024. The estimated future amortization expense for each of the next five years is $304,465 per year.

The ESG intangible asset consisted of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
ESG Clean Energy License	$5,000,000	$5,000,000
Accumulated amortization	(963,295)	(731,563)
	$4,036,705	$4,268,437

Other intangibles – Simson-Maxwell – Customer Relationships and Brand

The Company allocated a portion of the purchase price of Simson-Maxwell to Customer Relationships with a fair value of $1,677,453 and an estimated useful life of 10 years, and the Simson-Maxwell Brand with a fair value of $2,230,673 and an indefinite useful life.

The Company recognized amortization expense for the Customer Relationship intangible of $125,924 for the nine months ended September 30, 2024. The estimated future amortization expense for each of the next five years is $167,745 per year.

The Company periodically reviews the fair value of the Customer Relationships and Brand to determine if an impairment charge should be recognized. The Company did not record any impairment for the nine-month period ended September 30, 2024. For the year ended December 31, 2023, the Company recorded an impairment charge of $311,837 related to the Simson-Maxwell Brand and $357,873 related to Customer Relationships, driven by lower actual and forecast revenue growth as compared to the date of acquisition.

The Other intangibles – Simson-Maxwell consisted of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Simson-Maxwell Brand	$2,230,673	$2,230,673
Customer Relationships	1,677,453	1,677,453
Impairment of intangible assets	(1,121,482)	(1,121,482)
Accumulated amortization	(495,423)	(369,499)
	$2,291,221	$2,417,145

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

Purchase Price:
Fair value of stock at closing	$2,000,000
Fair value of contingent consideration	495,868
Total consideration	$2,495,868

Purchase Price Allocation:
Intangible asset – Patents and Intellectual Property	$4,916,057
Non-controlling interest	(2,420,189)
Camber ownership interest	$2,495,868

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

Purchase Price:
Fair value of stock at closing	$233,334
Total consideration	$233,334

Purchase Price Allocation:
Intangible asset – Patents and Intellectual Property	$457,518
Non-controlling interest	(224,184)
Camber ownership interest	$233,334

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

Purchase Price:
Fair value of stock at closing	$4,433,334
Fair value of contingent consideration	939,889
Total consideration	$5,373,223

Purchase Price Allocation:
Intangible asset – Patents and Intellectual Property	$10,059,765
Non-controlling interest	(4,686,542)
Camber ownership interest	$5,373,223

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

The Company has determined that it is the primary beneficiary of three VIEs, Viking Ozone, Viking Sentinel and Viking Protection, and consolidates the financial results of these entities, as follows:

	Viking	Viking	Viking
	Ozone	Sentinel	Protection	Total

Intangible asset - Patents and Intellectual Property	$4,916,057	$457,518	$10,059,765	$15,433,340
Non-controlling interest	(2,420,189)	(224,184)	(4,686,542)	(7,330,915)
Camber ownership interest	$2,495,868	$233,334	$5,373,223	$8,102,425

Upon consummation of the Merger between Viking and Camber, all shares of Viking Series E Preferred Stock were exchanged for Camber Series H Preferred Stock, with substantially the same rights and terms with respect to Camber.

Note 9. Related Party Transactions

The Company’s CEO and Director, James Doris, renders professional services to the Company through AGD Advisory Group, Inc., an affiliate of Mr. Doris’s. During the nine months ended September 30, 2024 and 2023, the Company paid or accrued $450,000 and $310,000 respectively, in fees to AGD Advisory Group, Inc. As of  September 30, 2024 and December 31, 2023, the total amount due to AGD Advisory Group, Inc. was $810,000 and $630,000, respectively, and is included in accounts payable.

During the nine months ended September 30, 2024, the Company’s CEO and Director, James Doris, advanced $190,830 to Viking Ozone Technology, LLC related to the manufacture of a medical waste unit. This advance is non-interest bearing with no fixed repayment terms and is included in “Due to related parties”.

The Company’s CFO, John McVicar, renders professional services to the Company through 1508586 Alberta Ltd., an affiliate of Mr. McVicar’s. During the nine months ended September 30, 2024 and 2023, the Company paid or accrued $270,000 and $190,000, respectively, in fees to 1508586 Alberta Ltd.

Simson-Maxwell

At the time of acquisition, Simson-Maxwell had several amounts due to/due from related parties and notes payable to certain employees, officers, family members and entities owned or controlled by such individuals. Viking assumed these balances and loan agreements in connection with the acquisition.

The balance of amounts due to and due from related parties as of September 30, 2024 and December 31, 2023 are as follows:

	Due from related party	Due to related party	Net due (to) from
September 30, 2024
Simmax Corp. & majority owner	$342,056	$(821,016)	$(478,960)
Adco Power Ltd.	-	-	-
	$342,056	$(821,016)	$(478,960)

December 31, 2023
Simmax Corp. & majority owner	$334,437	$(643,121)	$(308,684)
Adco Power Ltd.	-	-	-
	$334,437	$(643,121)	$(308,684)

Simmax Corp. owns a 17% non-controlling interest in Simson-Maxwell and is majority owned by a Director of Simson-Maxwell. Adco Power Ltd., an industrial, electrical and mechanical construction company, is a wholly owned subsidiary of Simmax Corp., and conducts business with Simson-Maxwell.

The notes payable to related parties as of September 30, 2024 and December 31, 2023 are as follows:

	September 30,	December 31,
	2024	2023

Total notes payable to related parties	$1,021,768	$986,017
Less current portion of notes payable - related parties	(502,730)	(407,154)
Notes payable - related parties, net of current portion	$519,038	$578,863

Note 10. Noncontrolling Interests

The following discloses the effects of changes in the Company’s ownership interest in Simson-Maxwell, and on the Company’s equity for nine months ended September 30, 2024:

Noncontrolling interest - January 1, 2024	$2,764,015

Net loss attributable to noncontrolling interest	(717,465)

Noncontrolling interest – September 30, 2024	$2,046,550

The following discloses the effects of the Company’s ownership interest in Viking Ozone, Viking Sentinel and Viking Protection in the aggregate, and on the Company’s equity for nine months ended September 30, 2024:

Noncontrolling interest - January 1, 2024	$7,040,648

Net loss attributable to noncontrolling interest	(128,781)

Noncontrolling interest – September 30, 2024	$6,911,867

Note 11. Long-Term Debt and Other Short-Term Borrowings

Long term debt and other short-term borrowings consisted of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

Long-term debt:

Note payable to Discover, pursuant to a Secured Promissory Note dated December 24, 2021 and funded on January 3, 2022 in the original amount of $26,315,789 with interest and principal due at maturity on January 1, 2027. The note bears interest at a rate equal to the Wall Street Journal Prime Rate (3.25%) as of the effective date and is secured by lien on substantially all of the Company’s assets. The balance shown is net of unamortized debt discount of $7,299,464 and $9,714,868 at September 30, 2024 and December 31, 2023, respectively.	19,016,325	16,600,921

Note payable to Discover pursuant to a 10.0% Secured Promissory Note dated April 23, 2021 in the original amount of $2,500,000 with interest and principal due at maturity on January 1, 2027. Pursuant to an amendment dated December 24, 2021 the interest rate was adjusted to the Wall Street Journal Prime Rate (3.25%) as of the amendment date. The Note is secured by a lien on substantially all of the Company’s assets.	2,500,000	2,500,000

Note payable to Discover, pursuant to a 10.0% Secured Promissory Note dated December 22, 2020 in the original amount of $12,000,000 with interest and principal due at maturity on January 1, 2027. Pursuant to an amendment dated December 24, 2021 the interest rate was adjusted to the Wall Street Journal Prime Rate (3.25%) as of the amendment date. The Note is secured by a lien on substantially all of the Company's assets.	12,000,000	12,000,000

Note payable to Discover, pursuant to a 10.0% Secured Promissory Note dated December 11, 2020 in the original amount of $6,000,000 with interest and principal due at maturity on January 1, 2027. Pursuant to an amendment dated December 24, 2021 the interest rate was adjusted to the Wall Street Journal Prime Rate (3.25%) as of the amendment date. The Note is secured by a lien on substantially all of the Company’s assets.	6,000,000	6,000,000

On May 5, 2023, Viking signed a securities purchase agreement with FK Venture LLC (“Buyer”) under which FK Venture LLC agreed to purchase convertible promissory notes from the Company in the amount of $800,000 on the 5th day of each month commencing May 5, 2023 for 6 months, for a minimum commitment of $4,800,000. FK Venture LLC had the right to purchase up to $9,600,000. The notes bore interest at 12% per annum. The maturity date of the notes was the earlier of (i) July 1, 2025, or (ii) 90 days following the date that the Company completes a direct up-listing of its common stock to a national securities exchange (not including any merger or combination with Camber). FK Venture LLC had the right to convert all or any part of the outstanding and unpaid principal balance into common stock of the Company at a conversion price of $0.4158 per share. At December 31, 2023, the Buyer had purchased six notes and converted two of these notes subsequent to the closing of the Merger in exchange for 3,848,004 shares of the Company’s common stock. The Company recorded a loss on early extinguishment of $35,402 related to these conversions. During the nine-month period ended September 30, 2024, the Company adjusted the conversion price of three of the remaining notes to $0.16 and the fourth to $0.163. The Buyer then converted the four remaining notes in exchange for 19,907,976 shares of the Company’s common stock. The Company recorded a loss on early extinguishment of $811,132 related to these conversions. The balance at December 31, 2023 is shown is net of unamortized discount of $488,270.

	-	2,711,730

Loan of $150,000 dated July 1, 2020 from the U.S. Small Business Administration. The loan bears interest at 3.75% and matures on July 28, 2050. The loan is payable in monthly installments of $731 with the remaining principal and accrued interest due at maturity. Installment payments were originally due to start 12 months from the date of the note but the date was extended to January 2023. Accrued interest from the original installment due date to January 2023 was capitalized to the loan principal balance	159,971	162,019

Total long-term debt	39,676,296	39,974,670
Less current portion and debt discount	(2,821)	(2,743)
Total long-term debt, net of current portion and debt discount	$39,673,475	$39,971,927

Principal maturities of long-term debt for the next five years and thereafter are as follows:

Twelve-month period ended September 30,
	Principal	Unamortized Discount	Net
2025	$2,821	$-	$2,821
2026	2,848	-	2,848
2027	46,818,745	(7,299,464)	39,519,281
2028	3,069	-	3,069
2029	3,186	-	3,186
Thereafter	145,091	-	145,091

	$46,975,760	$(7,299,464)	$39,676,296

Advance from FK Venture LLC

During the nine-month period ended September 30, 2024, FK Venture LLC advanced $1,200,000 to the Company’s wholly owned subsidiary, Viking. The terms of this advance have not been finalized. The amount has been included in Accrued Expenses and Other Current Liabilities at September 30, 2024.

Bank Credit Facility

Simson-Maxwell has a demand operating credit facility of CAD $6,000,000 with TD Bank, comprised of an operating line, secured by accounts receivable and inventory, up to CAD $4,000,000 and a fixed loan of CAD $2,000,000. The facility bears interest at prime plus 2.25%, with an annual fee of CAD $10,000 and a monthly administration fee of CAD $500. The Company is required to make monthly principal payments in the amount of CAD $55,555 on the fixed loan portion commencing on October 31, 2024. The balance outstanding under this credit facility is CAD $5,667,386 ($4,193,122) and  CAD $4,457,947 ($3,365,995) as of September  30, 2024 and December 31, 2023, respectively.

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

Activities for Series C Preferred Stock derivative liability during the nine months ended September 30, 2024 was as follows:

September 30, 2024
Carrying amount at beginning of year	$3,863,321
Change in fair value	18,573,289
Settlement of obligation (issuance of shares of common stock)	(5,649,071)
Reclassification of True-Up share obligation from liability to equity	(16,253,757)
Carrying amount at end of period	$533,782

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

During the nine months ended September 30, 2024, the Company issued a total of 116,834,937 shares of common stock, as follows:

(i)

A total of 89,149,679 True-Up shares related to prior conversions of Series C Preferred Stock as a result of the continuation of the Measurement Period (as defined in the Series C COD with respect to such Series C Preferred Stock) associated with such conversions and a decline in the price of the Company’s shares of common stock within the Measurement Period.

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

As of September 30, 2024, Antilles held 30 shares of Series C Preferred Stock. The Series C Preferred Stock is convertible into a substantial number of the Company’s shares of common stock which could result in significant dilution of the Company’s existing shareholders. If the outstanding Series C Preferred Stock were converted as of September 30, 2024, the Company estimates that the following shares of common stock would be required to be issued to satisfy the conversion of shares of the Series C Preferred Stock:

September 30, 2024*
Estimated number of shares issuable for conversion at $ 162.50 per share at September 30, 2024	1,846
Estimated number of shares of common stock required to satisfy Conversion Premium using VWAP at period end	26,689,091
26,690,937

*based on 30 shares of Series C Convertible Preferred Stock outstanding as of such date and a VWAP of $0.15 for the purposes of calculating the Conversion Premium, with $0.15 being the floor price of the Measuring Metric established in the February 2024 agreement between the Company and Antilles.

On March 25, 2024, the Company received a notice letter from the NYSE American stating that the Company was back in compliance with all of the NYSE American’s continued listing standards. As a result, the Measurement Period related to prior conversions of 240 Series C Preferred Stock ended and the number of remaining True-Up shares due from these prior conversions was fixed at 101,585,980. The fair value of these shares on March 25, 2024 was determined to be $16,253,757 and was included in Stockholders’ Equity as common stock to be issued at March 31, 2024. At September 30, 2024, the number of remaining True-Up shares due from prior conversions was 43,574,679.

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

In 2022, the Company paid the Investor $2,750,000 and redeemed 5,272 shares of Series G Preferred Stock associated with the Notes due March 31, 2022 and June 30, 2022, thereby canceling such Notes and reducing the number of shares of Series G Preferred Stock outstanding from 10,544 to 5,272. The Investor may not convert any of the remaining shares of Series G Preferred Stock associated with any remaining Note into shares of common stock or sell any of the underlying shares of common stock unless that Note is paid in full by the Investor, and the Company may redeem the shares of Series G Preferred Stock associated with each Note by paying the Investor $1,375,000 as full consideration for such redemption. As of September 30, 2024, none of the outstanding Notes had been paid in full and thus the underlying shares were not convertible.

(iv) Series H Convertible Preferred Stock

On August 1, 2023, the Company issued 475 shares of new Series H Preferred Stock in exchange for 475 outstanding shares of old Series E Preferred Stock of Viking Energy Group inc. Pursuant to the COD for the Series H Preferred Stock (the “Series H COD”), each share of New Camber Series H Preferred Stock has a face value of $10,000 per share, is convertible into a certain number of shares of Camber Common Stock, with the conversion ratio based upon achievement of certain milestones by Viking’s subsidiary, Viking Protection (provided the holder has not elected to receive the applicable portion of the purchase price in cash pursuant to that certain Purchase Agreement, dated as of February 9, 2022, by and between Viking and Jedda Holdings, LLC), is subject to a beneficial ownership limitation of 4.99% of Camber Common Stock (but may be increased up to a maximum of 9.99% at the sole election of a holder by the provision of at least 61 days’ advance written notice) and has voting rights equal to one vote per share of Camber Series H Preferred Stock held on a non-cumulative basis. During the year ended December 31, 2023, Jedda Holdings converted 200 of the 475 shares of Series H Preferred Stock into 3,333,333 shares of Common Stock. During the nine months ended September 30, 2024, Jedda Holdings converted the remaining 275 shares of Series H Preferred Stock into 4,583,333 shares of Common Stock.

(c) Warrants The following table represents stock warrant activity as of and for the nine months ended September 30, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding – December 31, 2023	3,691,143	0.66	2.62 years	-
Granted	-			-
Exercised	-			-
Forfeited/expired/cancelled	(1,049,727)			-

Warrants Outstanding – September 30, 2024	2,641,416	$0.21	2.60 years	$-

Outstanding Exercisable – September 30, 2024	2,641,416	$0.21	2.60 years	$-

Note 14. Commitments and Contingencies

Building, vehicle and equipment leases – Simson-Maxwell

The Company has right-of-use assets and operating lease liabilities associated with various operating lease agreements of Simson-Maxwell pertaining to seven business locations, for the premises, vehicles and equipment used in operations in the amount of $8,544,904. These values were determined using a discount rate of 3.45% for the premises, and 7.5% for vehicles and equipment. The leases have varying terms, payment schedules and maturities. Operating lease expense is recognized on a straight-line base over each of the lease terms.

Payments due in each of the next five years and thereafter at September 30, 2024 under these leases are as follows:

	Building	Vehicle and Equipment
	Leases	Leases	Totals

2025	$1,148,637	$639,880	$1,788,517
2026	956,666	499,025	1,455,691
2027	900,488	325,756	1,226,244
2028	826,247	115,481	941,728
2029 and thereafter	3,738,941	126	3,739,067

	$7,570,979	$1,580,268	$9,151,247
Less imputed interest	(429,268)	(177,075)	(606,343)
Present value of remaining lease payments	7,141,711	1,403,193	$8,544,904

Current			$1,607,152
Non-current			$6,937,752

Operating lease expense for these leases was $1,187,035 and $918,655 for the nine months ended September 30, 2024 and 2023, respectively.

Legal matters

Merger-Related Litigation

On February 9, 2024, plaintiff Lawrence Rowe, on behalf of himself and all other similarly situated former public minority shareholders of Viking, filed against the Company and its CEO a putative Class Action Complaint (i.e. C.A. No.4:24-cv-00489) styled Lawrence Rowe, Individually and on Behalf of All Others Similarly Situated v. James A. Doris and Camber Energy, Inc., in the U.S. District Court for the Southern District of Texas, Houston Division.  The complaint alleges breaches of fiduciary duty in connection with the merger between Viking and the Company and seeks to recover damages for the alleged breaches.  The defendants deny the allegations and filed a motion to dismiss (“MTD”) the case on April 26, 2024. The MTD hearing was held on August 30, 2024 and the Court’s decision with respect to such hearing remains pending.

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

On or about June 21, 2024, the parties to the Houston Derivative Complaint entered into a Stipulation and Agreement of Settlement (the “Stipulation and Settlement”) to fully, finally, and forever resolve, discharge, and settle all of the claims in the Houston Derivative Complaint, without the defendants admitting any liability, subject to approval of the Court and subject to the terms and conditions thereof.  Any fees to be paid to the plaintiffs’ attorneys and/or the plaintiff(s) in connection with or pursuant to the Stipulation and Settlement will be paid by the Company’s insurer. On July 2, 2024, the Court issued an order providing for preliminary approval of the Stipulation and Settlement and set a final approval hearing for September 12, 2024. On or about September 17, 2024, the Court issued a final order and judgement approving the Stipulation and Settlement and awarded fees payable to the Plaintiff’s legal counsel in the amount of $1,200,000, which will be paid by the Company’s insurer. Payment of the settlement amount remains outstanding at September 30, 2024, and the Company has therefore recorded an accrued liability in respect of the settlement and a receivable related to the insurance proceeds.

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

Information related to our reportable segments and our consolidated results for the nine months ended September 30, 2024 is presented below.

	Nine Months Ended September 30, 2024
	Oil and Gas	Power Generation	Total
Loss from Operations is as follows:

Revenue	$97,357	$25,313,148	$25,410,505

Operating expenses
Cost of goods	-	17,886,731	17,886,731
Lease operating costs	22,352	-	22,352
General and administrative	3,144,693	8,845,517	11,990,210
Stock based compensation	305,000	-	305,000
Accretion - ARO	536	-	536
Depreciation, depletion and amortization	277,354	319,073	596,427

Total operating expenses	3,749,935	27,051,321	30,801,256

Loss from operations	$(3,652,578)	$(1,738,173)	$(5,390,751)

Assets

Segment assets	$631,161	$25,874,322	$27,705,483
Corporate and unallocated assets			20,670,044

Total Consolidated Assets			$47,175,527

	Nine Months Ended September 30, 2023
	Oil and Gas	Power Generation	Total

Income (Loss) from Operations is as follows:

Revenue	$705,230	$23,702,353	$24,407,583

Operating expenses
Cost of goods	-	16,256,686	16,256,686
Lease operating costs	534,123	-	534,123
General and administrative	2,901,072	7,163,635	10,064,707
Stock based compensation	-	-	-
Accretion - ARO	67,599	-	67,599
Depreciation, depletion and amortization	398,722	299,339	698,061

Total operating expenses	3,901,516	23,719,660	27,621,176

Loss from operations	$(3,196,286)	$(17,307)	$(3,213,593)

Assets

Segment assets	$4,377,462	$24,644,370	$29,021,832
Corporate and unallocated assets			54,639,996

Total Consolidated Assets			$83,661,828

Note 16. Subsequent Events

On or about October 23, 2024, the Company and James Doris entered into a Second Amendment to Common Stock Warrant Agreement pursuant to which the exercise price of Mr. Doris’ outstanding warrants (i.e. right to purchase 1,666,667 shares of common stock of the Company) was increased from $0.009 per share to $1.00 per share.

Series C Preferred Stock

Between October 1 and November 11, 2024, the Company issued 7,500,000 True-Up Shares to Antilles in connection with Delivery Notices submitted by Antilles.

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

Application #	Description	Application Filed	Notice of Allowance Received	Patent Issued
U.S. No. 17/672,422	Electric Transmission Line Ground Fault Prevention Methods Using Dual, High Sensitivity Monitoring	Yes	Yes	Yes
U.S. No. 17/693,504	Electric Transmission Line Ground Fault Prevention Systems Using Dual, High Sensitivity Monitoring	Yes	Yes	Yes
U.S. No. 17/821,651	Electric Transmission Line Ground Fault Prevention systems using dual parameter monitoring with high sensitivity relay devices in parallel with low sensitivity relay devices	Yes	Yes	Yes
U.S. No. 18/227,670	Electric Transmission Line Ground Fault Prevention Methods Using Multi-Parameter High Sensitivity Monitoring	Yes	Yes	Yes
U.S. No. 17/300,485	End of Line Protection with Trip-Signal Engaging	Yes	Yes	Yes
U.S. No. 17/628,545	End of Line Protection with Blocking	Yes	Yes	Yes
International Application No. PCT/US2024/010627	Electric Transmission Line Ground Fault Prevention Methods Using Multi-Parameter High Sensitivity Monitoring	Yes

Oil and Gas Properties:

As of September 30, 2024, the Company did not hold any interest in producing oil and gas properties.

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

The Company had a right to a review of the staff’s determination to delist the Company’s common stock by the Listings Qualifications Panel of the Committee for Review of the Board of Directors of the NYSE American. The Company decided not to request a review of the staff’s determination and appeal this determination. On August 16, 2024, the NYSE filed a Notification of Removal from Listing with the Securities and Exchange Commission to delist the Company’s common stock pending.

The Company’s common stock began trading under the trading symbol “CEIN” on the OTC Pink Market operated on the OTC Markets system effective with the open of the markets on August 8, 2024. Effective August 27, 2024, the Company received approval to have its common stock quoted on the OTCQB Venture Market on the OTC Markets.

Going Concern Qualification

The Company’s condensed consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $(63,944,509) for the nine months ended September 30, 2024, as compared to a net loss of $(10,785,683) for the nine months ended September 30, 2023. The loss for the nine months ended September 30, 2024, was comprised of, among other things, certain non-cash items, including: (i) goodwill impairment of $34,860,411; (ii) change in fair value of derivative liability of $18,573,289; (iii) amortization of debt discount of $2,538,362; (iv) loss on extinguishment of debt of $811,132; (v) loss on disposal of membership interests of $755,506; and (vi) depreciation, depletion and amortization of $596,427.

As of September 30, 2024, the Company had a stockholders’ deficit of $(31,662,829), long-term debt, net of current, of $39,673,475 and a working capital deficiency of $14,221,385. The largest components of current liabilities creating this working capital deficiency is accrued interest on notes payable to Discover Growth Fund, LLC (“Discover”) of $6,194,664 and drawings by Simson-Maxwell against its bank credit facility of $4,193,122.

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

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the three and nine months ended September 30, 2024 and 2023, should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023, filed with the SEC on August 26, 2024.

Liquidity and Capital Resources

Working Capital:	Nine Months Ended September 30,
	2024	2023

Current assets	$15,085,907	$17,944,854
Current liabilities	$29,307,292	$27,396,632
Working capital deficit	$(14,221,385)	$(9,451,778)

Cash Flows:	Nine Months Ended September 30,
	2024	2023

Net Cash Used in Operating Activities	$(1,454,022)	$(4,840,379)
Net Cash Provided by (Used In) Investing Activities	$138,546	$21,582
Net Cash Provided by Financing Activities	$860,831	$3,012,047
Decrease in Cash during the Period	$(454,645)	$(1,806,750)
Cash and Cash Equivalents, end of Period	$451,415	$1,432,599

Net cash used in operating activities was $(1,454,022) during the nine months ended September 30, 2024, as compared to $(4,840,379) in the comparable period in 2023. This increase is primarily the result of a higher net working capital deficit, partially offset by an increased cash loss.

Net cash flows from investing activities increased to $138,546 during the nine months ended September 30, 2024, as compared to $21,582 in the comparable period in 2023. This increase is due primarily to proceeds of $205,000 from the sale of oil and gas properties in 2024.

Net cash flows from financing activities decreased to $860,831 during the nine months ended September 30, 2024, as compared to $3,012,047 in the comparable period in 2023. This decrease is mainly due to lower net proceeds on the issuance of debt.

Three months ended September 30, 2024, compared to the three months ended September 30, 2023

Revenue

The Company had gross revenues of $7,198,012 for the three months ended September 30, 2024, as compared to $10,131,070 for the three months ended September 30, 2023, a decrease of $2,933,058 or 29%. The reported decrease is driven primarily by an unusually large sale recorded in the three-month period ended September 30, 2023.

Expenses

The Company’s operating expenses decreased by $1,606,922 to $9,067,532 for the three-month period ended September 30, 2024, from $10,674,454 in the corresponding prior year three-month period. Cost of goods sold for the three months ended September 30, 2024 were $5,121,748, as compared to $6,653,715 for the three-month period ended September 30, 2023 due to decreased power segment sales. Lease operating costs decreased were nil for the three-month period ended September 30, 2024, as compared to $207,931 for the three-month period ended September 30, 2023. Depreciation, depletion and amortization (“DD&A”) expense decreased to $185,298 as compared to $237,361 in the prior period. General and administrative expenses increased to $3,760,486 compared to $3,557,486 in the corresponding prior period.

Loss from Operations

The Company generated a loss from operations for the three months ended September 30, 2024 of $(1,869,520), compared to  $(543,384) for the three months ended September 30, 2023.

Other Income (Expense)

The Company had other expense, net, of $(32,902,161) for the three months ended September 30, 2024, as compared to other expense, net of $(7,333,960) for the three months ended September 30, 2023. The higher expense was due primarily to goodwill impairment of $(34,860,411), partially offset by a gain in fair value of derivative liability of $2,668,909 as compared to a loss in fair value of $(5,986,536) in the prior year.

Net Loss

The Company had a net loss of $(34,771,681) during the three-month period ended September 30, 2024, compared with a net loss of $(7,877,344) for the three-month period ended September 30, 2023.

Nine months ended September 30, 2024, compared to the nine months ended September 30, 2023

Revenue

The Company had gross revenues of $25,410,505 for the nine months ended September 30, 2024, as compared to $24,407,583 for the nine months ended September 30, 2023, an increase of $1,002,922 or 4%. Higher power segment revenues were partially offset by lower oil and gas revenues.

Expenses

The Company’s operating expenses increased by $3,180,080 to $30,801,256 for the nine-month period ended September 30, 2024, from $27,621,176 in the corresponding prior year nine-month period. Cost of goods sold for the nine months ended September 30, 2024 were $17,886,731, as compared to $16,256,686 for the nine-month period ended September 30, 2023 due to increased power segment sales. Lease operating costs decreased to $22,352 for the nine-month period ended September 30, 2024, as compared to $534,123 for the nine-month period ended September 30, 2023. Depreciation, depletion and amortization (“DD&A”) expense was $596,427 as compared to $698,061 in the prior period. Stock based compensation was $305,000 as compared to zero in the prior period. General and administrative expenses increased by $1,925,503 to $11,990,210 compared to $10,064,707 in the corresponding prior period.

Loss from Operations

The Company generated a loss from operations for the nine months ended September 30, 2024, of $(5,390,751), compared to $(3,213,593) for the nine months ended September 30, 2023.

Other Income (Expense)

The Company had other expense, net, of $(58,553,758) for the nine months ended September 30, 2024, as compared to other expense, net, of $(7,572,090) for the nine months ended September 30, 2023. The higher expense was due primarily to goodwill impairment of $(34,860,411), a loss on the change in fair value of derivative liability of $(18,573,289), a loss on disposal of membership interests of $(755,506) and higher interest expense, amortization of debt discount and loss on extinguishment of debt.

Net Loss

The Company had a net loss of $(63,944,509) during the nine-month period ended September 30, 2024, compared with a net loss of $(10,785,683) for the nine-month period ended September 30, 2023.

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

Revenue Recognition

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures were not effective.

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

There were no changes in Internal Control Over Financial Reporting during the quarter ended September 30, 2024.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of commercial operations in the normal course of business. As of September 30, 2024, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

Merger-Related Litigation

On February 9, 2024, plaintiff Lawrence Rowe, on behalf of himself and all other similarly situated former public minority shareholders of Viking, filed against the Company and its CEO a putative Class Action Complaint (i.e. C.A. No.4:24-cv-00489) styled Lawrence Rowe, Individually and on Behalf of All Others Similarly Situated v. James A. Doris and Camber Energy, Inc., in the U.S. District Court for the Southern District of Texas, Houston Division.  The complaint alleges breaches of fiduciary duty in connection with the merger between Viking and the Company and seeks to recover damages for the alleged breaches.  The defendants deny the allegations and filed a motion to dismiss (“MTD”) the case on April 26, 2024. The MTD hearing was held on August 30, 2024 and the Court’s decision with respect to such hearing remains pending.

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

On or about June 21, 2024, the parties to the Houston Derivative Complaint entered into a Stipulation and Agreement of Settlement (the “Stipulation and Settlement”) to fully, finally, and forever resolve, discharge, and settle all of the claims in the Houston Derivative Complaint, without the defendants admitting any liability, subject to approval of the Court and subject to the terms and conditions thereof.  Any fees to be paid to the plaintiffs’ attorneys and/or the plaintiff(s) in connection with or pursuant to the Stipulation and Settlement will be paid by the Company’s insurer. On July 2, 2024, the Court issued an order providing for preliminary approval of the Stipulation and Settlement and set a final approval hearing for September 12, 2024. On or about September 17, 2024, the Court issued a final order and judgement approving the Stipulation and Settlement and awarded fees payable to the Plaintiff’s legal counsel in the amount of $1,200,000, which will be paid by the Company’s insurer. Payment of the settlement amount remains outstanding at September 30, 2024, and the Company has therefore recorded an accrued liability in respect of the settlement and a receivable related to the insurance proceeds.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2024, the Company issued unregistered equity securities as described below:

The Company issued a total of 36,103,638 shares of common stock to preferred stockholders. Such shares of common stock were due under one of the stockholder’s prior conversions of Series C Preferred Stock into common stock, and were issued pursuant to the exemptions from registration provided by Sections 3(a)(9), 3(a)(10), 4(a)(1) and 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 144 promulgated thereunder, as the shares of common stock were issued in exchange for preferred stock of the Company held by the preferred stockholder, there was no additional consideration for the exchanges, there was no remuneration for the solicitation of the exchanges, the exchanged securities had been held by the preferred stockholder for the requisite holding period, the preferred stockholder was not an affiliate of the Company, the Company was not a shell company, there was no general solicitation and the transactions with the shareholders did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing.

On August 7, 2024, Camber Energy, Inc. (the “Company”) received notice from the NYSE  Regulation that it had suspended trading of the Company’s common stock and determined to commence proceedings to delist the Company’s common stock from the NYSE American as a result of its determination that the Company is no longer suitable for listing pursuant to Section 1003(f)(v) of the NYSE American Company Guide due to the low selling price of the Company’s common stock.

The Company had a right to a review of the staff’s determination to delist the Company’s common stock by the Listings Qualifications Panel of the Committee for Review of the Board of Directors of the NYSE American. The Company decided not to request a review of the staff’s determination and appeal this determination. On August 16, 2024, the NYSE filed a Notification of Removal from Listing with the Securities and Exchange Commission to delist the Company’s common stock pending.

The Company’s common stock began trading under the trading symbol “CEIN” on the OTC Pink Market operated on the OTC Markets system effective with the open of the markets on August 8, 2024. Effective August 27, 2024, the Company received approval to have its common stock quoted on the OTCQB Venture Market on the OTC Markets.

Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review.

On August 21, 2024, the Board of Directors of Camber Energy, Inc. (“Camber” or the “Company”), based on the recommendation of the Company’s management and the Audit Committee, and after consultation with the Company’s independent registered public accounting firm, concluded that the Company’s previously issued audited consolidated financial statements as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”) and the Company’s previously issued unaudited consolidated financial statements included in the Quarterly Reports on Form 10-Q for the quarters ended September 30, 2023 and March 31, 2024 (the “Quarterly Reports” and, together with the Annual Report, the “Reports” and all financial statements included in the Reports, collectively, the “Affected Financials”) should no longer be relied upon due to how the Company valued its equity interest in Viking Energy, Inc. (“Viking”) at the closing date of the previously disclosed merger involving Camber and Viking. Similarly, any previously furnished or filed reports, related earnings releases, related management’s discussion and analysis of financial condition and results of operations, investor presentations or similar communications of the Company describing relevant portions of the Affected Financials should no longer be relied upon.

The Company has since filed amendments to the Annual Report and the Quarterly Reports, including restated financial statements and related disclosures (collectively, the “Amended Reports”). The restatements to the financial statements in the Amended Reports were non-cash adjustments and did not impact the cash flows of the Company.

With respect to internal controls over financial reporting, the Company had previously disclosed in the Affected Filings the existence of a material weakness in internal control over financial reporting due to a lack of internal resources to analyze and interpret complex accounting issues.

The Company’s management discussed the matters with the Company’s independent registered public accounting firm, Turner, Stone & Company, L.L.P.

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

99.1	Shareholder Letter dated August 27, 2024 (incorporated by reference to Camber’s Current Report on Form 8-K filed on August 27, 2024)

101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

CAMBER ENERGY, INC. (Registrant)

/s/ James Doris	Date: November 13, 2024
Principal Executive Officer

/s/ John McVicar	Date: November 13, 2024
Principal Financial and Accounting Officer

