Form 10-Q/A
period 2024-03-31
CAMBER ENERGY, INC.
filed 2025-04-30
CIK 1309082

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 28, 2025, the registrant had 272,789,545 shares of common stock outstanding.

Explanatory Note

Camber Energy, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) to amend our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on August 26, 2024 (“First Amended Report”), which amended the Quarterly Report on Form 10-Q filed on May 10, 2024 (“Original Report”), to restate the Company’s condensed consolidated financial statements and related notes (collectively, the “financial statements” or “Financial Statements”) for the three months ended March 31, 2024.  This Form 10-Q/A also amends certain other Items in the First Amended Report, as listed in “Items Amended in this Form 10-Q/A” below.

Restatement Background

During the process of preparing the consolidated financial statements as of and for the twelve months ended December 31, 2024, the Company became aware that, beginning in March 2024, Simson-Maxwell, its 60.5% majority owned subsidiary, had improperly modified how it  applied the Company’s accounting policy for revenue recognition.

Specifically, Simson-Maxwell concluded that a customer contract to deliver a power generation unit included multiple performance obligations, rather than a single one, and began to recognize revenue upon the completion of each of these obligations.

Upon further evaluation, the Company concluded that the contract milestones, which had been identified by Simson-Maxwell as performance obligations, did not meet the requirements outlined in ASC 606 Revenue from Contracts with Customers, and that no revenue (and related costs) should have been recognized related to these milestones.

The Company has concluded that the impact of this change is material and has restated its condensed consolidated financial statements for each of the quarters following the adoption of this change. See Note 5 to the condensed consolidated financial statements for additional information and a reconciliation of the previously reported amounts to the restated amounts.

Items Amended in this Form 10-Q/A

This Form 10-Q/A presents the First Amended Report in its entirety, as amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item. Financial Statements

Part II, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition, the Company’s Chief Executive Officer and Principal Accounting Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

CAMBER ENERGY, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMBER ENERGY, INC. Condensed Consolidated Balance Sheets (Unaudited) (Restated)

	As of March 31, 2024	As of December 31, 2023
ASSETS
Current assets:
Cash	$407,705	$906,060
Accounts receivable, net	5,307,202	8,545,449
Inventory	10,578,594	9,795,969
Prepaids and other current assets	604,346	406,358
Total current assets	16,897,847	19,653,836

Oil and gas properties, full cost method
Proved oil and gas properties, net	-	1,083,576
Total oil and gas properties, net	-	1,083,576

Fixed assets, net	1,616,824	1,639,759
Right of use assets, net	3,972,292	3,900,632
ESG Clean Energy license, net	4,191,475	4,268,437
Other intangibles - Simson Maxwell, net	2,375,324	2,417,145
Other intangibles - Variable Interest Entities	15,433,340	15,433,340
Goodwill	34,860,411	34,860,411
Due from related parties	341,397	334,437
Deposits and other assets	-	10,300
TOTAL ASSETS	$79,688,910	$83,601,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,413,983	$6,759,819
Accrued expenses and other current liabilities	7,435,015	10,993,350
Customer deposits	3,376,144	2,769,486
Undistributed revenues and royalties	1,633,409	1,633,838
Current portion of operating lease liabilities	1,316,339	1,357,653
Due to related parties	819,801	643,121
Current portion of notes payable - related parties	408,031	407,154
Bank indebtedness - credit facility	3,927,188	3,365,995
Derivative liability	4,077,500	3,863,321
Current portion of long-term debt - net of discount	2,769	2,743
Total current liabilities	31,410,179	31,796,480
Long-term debt - net of current portion and debt discount	40,854,502	39,971,927
Notes payable - related parties - net of current portion	541,532	578,863
Operating lease liabilities, net of current portion	2,701,346	2,588,287
Contingent obligations	1,435,757	1,435,757
Asset retirement obligation	965,042	1,042,900
TOTAL LIABILITIES	77,908,358	77,414,214

Commitments and contingencies (Note 14)	-	-

STOCKHOLDERS’ EQUITY
Preferred stock Series A, $0.001 par value, 50,000 shares authorized, 28,092 shares issued and outstanding as of March 31, 2024 and December 31, 2023	28	28
Preferred stock Series C, $0.001 per value, 5,200 shares authorized, 30 shares issued and outstanding as of March 31, 2024 and December 31, 2023. Liquidation preference of $1,033,950.	1	1
Preferred stock Series G, $0.001 par value, 25,000 authorized, 5,272 shares issued and outstanding as of March 31, 2024 and December 31 2023. Liquidation preference of nil.	5	5
Preferred stock Series H, $0.001 par value, 2,075 shares authorized, 275 shares issued and outstanding as of March 31, 2024 and December 31, 2023.	3	3
Common stock, $0.001 par value, 500,000,000 shares authorized, 151,940,299 and 119,301,921 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	151,940	119,302
Common stock to be issued on true-up of prior Series C Preferred stock conversions (101,585,980 shares to be issued)	16,253,757	-
Additional paid-in capital	142,784,797	136,863,364
Accumulated other comprehensive loss	(245,534)	(248,814)
Accumulated deficit	(166,617,225)	(140,350,893)
Parent’s stockholders’ equity in Camber	(7,672,228)	(3,617,004)
Non-controlling interest	9,452,780	9,804,663
TOTAL STOCKHOLDERS’ EQUITY	1,780,552	6,187,659
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$79,688,910	$83,601,873

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Condensed Consolidated Statements of Operations (Unaudited) (Restated)

	Three Months Ended March 31,
	2024	2023
Revenue
Power generation units and parts	$3,930,468	$2,458,295
Service and repairs	2,693,781	4,540,697
Oil and gas	66,631	245,197
Total revenue	6,690,880	7,244,189

Operating expenses
Cost of goods sold	4,572,757	4,786,631
Lease operating costs	22,349	125,363
General and administrative	3,820,001	3,050,321
Stock-based compensation	304,999	-
Depreciation, depletion & amortization	228,799	231,148
Accretion - asset retirement obligation	536	31,382
Total operating expenses	8,949,441	8,224,845

Loss from operations	(2,258,561)	(980,656)

Other income (expense)
Interest expense	(598,313)	(146,671)
Amortization of debt discount	(883,277)	(53,732)
Change in fair value of derivatives	(22,117,007)	(534,607)
Loss on disposal of oil and gas properties	(755,506)	-
Loss on extinguishment of debt	-	(154,763)
Other income (expense)	(5,551)	238,102
Total other expense, net	(24,359,654)	(651,671)

Net loss before income taxes	(26,618,215)	(1,632,327)
Income tax benefit (expense)	-	-
Net loss	(26,618,215)	(1,632,327)
Net loss attributable to non-controlling interest	(351,883)	(80,228)
Net loss attributable to Camber Energy, Inc.	$(26,266,332)	$(1,552,099)

Loss per common share, basic and diluted	$(0.19)	$(0.03)
Weighted average number of common shares outstanding, basic and diluted	139,453,030	44,852,611

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Condensed Consolidated Statements of Comprehensive Loss (Unaudited) (Restated)

	Three Months Ended March 31,
	2024	2023

Net loss	$(26,618,215)	$(1,632,327)
Foreign currency translation adjustment	3,280	62,546

Total comprehensive loss	(26,614,935)	(1,569,781)

Less comprehensive loss attributable to non-controlling interest
Loss attributable to non-controlling interest	(351,883)	(80,228)
Foreign currency translation adjustment attributable to non-controlling interest	1,296	24,706

Comprehensive loss attributable to non-controlling interest	(350,587)	(55,522)

Comprehensive loss attributable to Camber	$(26,264,348)	$(1,514,259)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Condensed Consolidated Statements of Cash Flows (Unaudited) (Restated)

	Three Months Ended
	March 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(26,618,215)	$(1,632,327)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of derivative liability	22,117,007	534,607
Stock-based compensation	304,999	-
Depreciation, depletion and amortization	228,799	231,148
Amortization of right-of-use assets	587,879	347,699
Accretion – asset retirement obligation	536	31,382
Amortization of debt discount	883,277	53,732
Loss on extinguishment of debt	-	154,763
Loss on disposal of oil and gas properties	755,506	-
Foreign currency translation adjustment	3,280	62,546
Changes in operating assets and liabilities:
Accounts receivable, net	3,238,247	(1,209,543)
Prepaids and other current assets	(187,688)	(107,621)
Inventory	(782,625)	(137,004)
Accounts payable	1,654,164	1,205,728
Accrued expenses and other current liabilities	(3,558,335)	(430,460)
Due to related parties	169,720	89,042
Customer deposits	606,658	249,794
Operating lease liabilities	(587,794)	(342,816)
Undistributed revenues and royalties	(429)	(48,800)
Net cash used in operating activities	(1,185,014)	(948,129)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	205,000	-
Acquisition of fixed assets	(42,404)	(25,726)
Net cash provided by (used in) investing activities	162,596	(25,726)

Cash flows from financing activities:
Repayment of long-term debt	(676)	(157,399)
Proceeds from (repayment of) non-interest-bearing advances from Parent	-	(495,000)
Advances from bank credit facility	561,193	318,135
Repayment of promissory notes, related parties	(36,454)	(13,375)
Net cash provided by (used in) financing activities	524,063	(347,639)

Net decrease in cash	(498,355)	(1,321,494)
Cash, beginning of period	906,060	3,239,349

Cash, end of period	$407,705	$1,917,855
Supplemental Cash Flow Information:
Cash paid for:
Interest	$123,240	$146,671
Income taxes	$-	$-

Supplemental disclosure of Non-Cash Investing and Financing Activities:
Issuance of shares on true-up of Series C Preferred Stock	$5,647,571	$-
Common stock to be issued related to prior conversions of Series C Preferred Stock	16,253,757
Debt discount on modification of debt for conversion feature	$-	$2,144,068

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the three months ended March 31, 2024

	Preferred Stock Series A		Preferred Stock Series C		Preferred Stock Series G		Preferred Stock Series H		Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated Other Comprehensive	(Accumulated	Non-controlling	Total Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	(Loss)	Deficit)	Interest	Equity

Balances at December 31, 2023	28,092	$28	30	1	5,272	5	275	$3	119,301,921	$119,302	-	$-	$136,863,364	$(248,814)	$(140,350,893)	$9,804,663	$6,187,659

Common shares issued on true-up of Series C preferred stock	-	-	-	-	-	-	-	-	31,138,378	31,138			5,921,433	-	-	-	$5,952,571
Common shares to be issued on true-up of Series C preferred stock											101,585,980	16,253,757					$16,253,757
Common shares issued for services	-	-	-	-	-	-	-	-	1,500,000	1,500			-	-	-	-	$1,500
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-			-	3,280	-	-	$3,280
Net loss	-	-	-	-	-	-	-	-	-	-			-	-	(26,266,332)	(351,883)	$(26,618,215)

Balances at March 31, 2024	28,092	$28	30	$1	5,272	$5	275	$3	151,940,299	$151,940	101,585,980	$16,253,757	$142,784,797	$(245,534)	$(166,617,225)	$9,452,780	$1,780,552

For the three months ended March 31, 2023

	Preferred Stock Series A		Preferred Stock Series C		Preferred Stock Series G		Preferred Stock Series H		Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated Other Comprehensive	(Accumulated	Non-controlling	Total Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	(Loss)	Deficit)	Interest	Equity

Balances at December 31, 2022	28,092	$28	-	-	-	-	475	$5	44,852,611	$44,853	-	$-	$127,757,269	$(425,677)	$(122,187,673)	$10,176,510	$15,365,315

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-			-	62,546	-	-	$62,546
Net loss	-	-	-	-	-	-	-	-	-	-			-	-	(1,552,099)	(80,228)	$(1,632,327)

Balances at March 31, 2023	28,092	$28	-	$-	-	$-	475	$5	44,852,611	$44,853	-	$-	$127,757,269	$(363,131)	$(123,739,772)	$10,096,282	$13,795,534

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Merger with Viking Energy Group, Inc.

On August 1, 2023, Camber Energy, Inc. (“Camber”, the “Company”, “we”, “us” or “our”)  completed the previously announced merger (the “Merger”) with Viking Energy Group, Inc. (“Viking”) pursuant to the terms and conditions of the Agreement and Plan of Merger between Camber and Viking dated February 15, 2021, which was amended on April 18, 2023 (as amended, the “Merger Agreement”), with Viking surviving the Merger as a wholly-owned subsidiary of Camber.

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

Each outstanding promissory note issued by Viking that was convertible into Viking Common Stock (a “Viking Convertible Note”) was converted into a promissory note convertible into Camber Common Stock (an “Adjusted Convertible Note”) having substantially the same terms and conditions as applied to the corresponding Viking Convertible Note (including, for the avoidance of doubt, any extended post-termination conversion period that applies following consummation of the Merger), except that instead of being convertible into Viking Common Stock, such Adjusted Convertible Note is convertible into Camber Common Stock.

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

For accounting purposes, the Merger was deemed a reverse acquisition. Consequently, Viking (the legal subsidiary) was treated as the acquiror of Camber (the legal parent). Accordingly, these consolidated financial statements reflect the financial position, operating results, and cash flow of Viking up to the date of the Merger, and the combined financial position, operating results and cash flow of Viking and Camber from August 1, 2023. As a result, the comparative financial information for the three months ended March 31, 2023 is that of Viking.

James A. Doris continues to serve as President and Chief Executive Officer of the combined company, and the combined company continues to have its headquarters in Houston, Texas.

Note 2. Company Overview and Operations

Camber is a growth-oriented diversified energy company. Through our majority-owned subsidiaries we provide custom energy and power solutions to commercial and industrial clients in North America, and have a majority interest in: (i) an entity with intellectual property rights to a fully developed, patented, proprietary Medical and Bio-Hazard Waste Treatment system using Ozone Technology; and (ii) entities with the intellectual property rights to fully developed, patented and patent pending, proprietary Electric Transmission and Distribution Open Conductor Detection Systems. Also, we hold a license to a patented clean energy and carbon-capture system with exclusivity in Canada and for multiple locations in the United States. Various of our other subsidiaries own interests in oil properties in the United States. The Company is also exploring other renewable energy-related opportunities and/or technologies which are currently generating revenue, or have a reasonable prospect of generating revenue within a reasonable period of time.

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

The ESG clean Energy System is designed to, among other things, generate clean electricity from internal combustion engines and utilize waste heat to capture approximately 100% of the carbon dioxide (CO2) emitted from the engine without loss of efficiency, and in a manner to facilitate the production of certain commodities. Patent No. 11,286,832, for example, covers the invention of an “exhaust-gas-to-exhaust-gas heat exchanger” that efficiently cools – and then reheats – exhaust from a primary power generator so greater energy output can be achieved by a secondary power source with safe ventilation. Another key aspect of this patent is the development of a carbon dioxide capture system that utilizes the waste heat of the carbon dioxide pump to heat and regenerate the absorber that enables carbon dioxide to be safely contained and packaged.

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

Open Conductor Detection Technologies:

In February 2022, Viking acquired a 51% interest in two entities, Viking Sentinel Technology, LLC (“Viking Sentinel”) and Viking Protection Systems, LLC (“Viking Protection”), that own the intellectual property rights to patented (i.e. U.S. utility patent 11,769,998 titled “Electric Transmission Line Ground Fault Prevention Systems Using Dual, High Sensitivity Monitoring Devices”) and patent pending (i.e., US Applications 16/974,086, and 17/693,504), proprietary electric transmission and distribution open conductor detection systems. The systems are designed to detect a break in a transmission line, distribution line, or coupling failure, and to immediately terminate the power to the line before it reaches the ground. The technology is intended to increase public safety and reduce the risk of causing an incendiary event, and to be an integral component within grid hardening and stability initiatives by electric utilities to improve the resiliency and reliability of existing infrastructure.

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

Divestitures in 2023:

On November 5, 2023, Mid-Con Petroleum, LLC and Mid-Con Drilling, LLC, wholly-owned subsidiaries of Viking, sold 100% of their interest in oil and gas assets in Kansas, consisting of 168 producing wells, 90 injector wells and 34 non-producing wells, for gross proceeds of $515,000.

On December 1, 2023, a subsidiary of Petrodome Energy, LLC (“Petrodome”), a wholly-owned subsidiary of Viking, sold its non-operated working interest in a producing oil well in Texas for proceeds of $250,000.

The Company recorded a net gain on these two transactions as follows:

Proceeds from sales (net of transaction costs)	$751,450
Reduction in oil and gas full cost pool (based on % of reserves disposed)	(1,049,229)
ARO recovered	1,104,806
Cash bond recoverable (net of fees)	47,438
Gain on disposal	$854,465

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

Note 3. Going Concern

The Company’s condensed consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $(26,618,215) for the three months ended March 31, 2024, as compared to a net loss of $(1,632,327) for the three months ended March 31, 2023. The loss for the three months ended March 31, 2024, was comprised of, among other things, certain non-cash items, including: (i) change in fair value of derivative liability of $22,117,007; (ii) amortization of debt discount of $883,277; (iii) loss on disposal of oil and gas properties of $755,506; and (iv) depreciation, depletion and amortization of $228,799.

As of March 31, 2024, the Company had stockholders’ equity of $1,780,552, long-term debt, net of current, of $40,854,502 and a working capital deficiency of $14,512,332. The largest components of current liabilities creating this working capital deficiency are drawings by Simson-Maxwell against its bank credit facility of $3,927,188, accrued interest on notes payable to Discover Growth Fund, LLC (“Discover”) of $5,431,823 and a derivative liability of $4,077,500.

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

a) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the interim reporting rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Camber’s latest Annual Report filed with the SEC on Form 10-K/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments (unless otherwise indicated), necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

b) Basis of Consolidation

The condensed consolidated financial statements presented herein reflect the consolidated financial results of the Company, its wholly-owned subsidiaries, Viking Energy Group, Inc. (“Viking”), Camber Permian LLC and CE Operating LLC, the wholly-owned subsidiaries of Viking (Mid-Con Petroleum, LLC, Mid-Con Drilling, LLC, Mid-Con Development, LLC, and Petrodome Energy, LLC.), and Simson-Maxwell (a majority-owned subsidiary of Viking).

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

e) Financial Instruments

Accounting Standards Codification, “ASC” Topic 820-10, “Fair Value Measurement” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 820-10 defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measurement. The carrying amounts reported in the condensed consolidated balance sheets for deposits, accrued expenses and other current liabilities, accounts payable, derivative liabilities, amount due to director, and convertible notes each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

Assets and liabilities measured at fair value as of and for the three months ended March 31, 2024 are classified below based on the fair value hierarchy described above:

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

h) Inventory

Inventories are stated at the lower of cost or net realizable value, and consist of parts, equipment and work-in-process. Work-in-process and finished goods included the cost of materials, direct labor and overhead. At the closing of each reporting period, the Company evaluates its inventory in order to adjust the inventory balance for obsolete and slow-moving items.

Inventory consisted of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Units and work-in-process	$8,843,753	$8,181,067
Parts	2,931,547	2,839,833
	11,775,300	11,020,900
Reserve for obsolescence	(1,196,706)	(1,224,931)
	$10,578,594	$9,795,969

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

1.

Sale of power generation units: Simson-Maxwell manufactures and assembles power generation solutions. The solutions may consist of one or more units and are generally customized for each customer. Contracts are required to be executed for each customized solution. The contracts generally require customers to submit non-refundable progress payments for measurable milestones delineated in the contract. The Company considers a completed unit to be a performance obligation for purposes of revenue recognition and recognizes revenue when control of the product is transferred to the customer, which typically occurs upon shipment or delivery to the customer. Commissioning of the unit is considered to be a separate performance obligation for which revenue is recognized when commissioning is completed. Sales, use, value add and other similar taxes assessed by governmental authorities and collected concurrent with revenue-producing activities are excluded from revenue. Progress payments are recognized as contract liabilities until the completed unit is delivered. Revenue is measured as the amount of consideration the Company expects to be entitled to in exchange for the transfer of the unit and the commissioning of the unit, which is generally the price stated in the contract. The Company does not allow returns because of the customized nature of the units and does not offer discounts, rebates, or other promotional incentives or allowances to customers. Simson-Maxwell has elected to recognize the cost for freight activities when control of the product has transferred to the customer as an expense within cost of goods.

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

The following table disaggregates Simson-Maxwell’s revenue by source for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
Power generation units	$2,911,528	$1,150,343
Parts	1,018,940	1,307,952
Total units and parts	3,930,468	2,458,295
Service and repairs	2,693,781	4,540,697
	$6,624,249	$6,998,992

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

The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate, and dividend yield. The expected term represents the period of time that stock-based compensation awards granted are expected to be outstanding and is estimated based on considerations including the vesting period, contractual term and anticipated employee exercise patterns. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield curve in relation to the contractual life of the stock-based compensation instrument. The dividend yield assumption is based on historical patterns and future expectations for the Company dividends.

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

The following table describes the changes in the Company’s asset retirement obligations for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
Asset retirement obligation – beginning	$1,042,900	$1,927,196
ARO recovered on disposal of oil and gas properties	(78,394)	-
Accretion expense	536	31,382
Asset retirement obligation – ending	$965,042	$1,958,578

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

x) Subsequent events

The Company has evaluated all subsequent events from March 31, 2024 through April 28, 2025 (see Note 17).

Note 5. Restatement of Previously Issued Financial Statements

During the process of preparing the consolidated financial statements as of and for the twelve months ended December 31, 2024, the Company became aware that, beginning in March 2024, Simson-Maxwell, its majority owned subsidiary, had improperly modified how it applied the Company’s accounting policy for revenue recognition.

Specifically, Simson-Maxwell concluded that a customer contract to deliver a power generation unit included multiple performance obligations, rather than a single one, and began to recognize revenue upon the completion of each of these obligations.

Upon further evaluation, the Company concluded that the contract milestones, which had been identified by Simson-Maxwell as performance obligations, did not meet the requirements outlined in ASC 606, Revenue from Contracts with Customers, and that no revenue (and related costs) should have been recognized related to these milestones.

The restatement results in (i) a reduction in power generation unit sales revenues and cost of goods sold, and a higher net loss for quarter ended March 31, 2024, and (ii) an increase in the balances of inventory and customer deposit at March 31, 2024. The restatement does not impact the cash flows of the Company.

The table below sets forth the changes to the condensed consolidated balance sheet as of March 31, 2024:

	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets:
Inventory, net	9,248,846	1,329,748	10,578,594
Other current assets	6,319,253	-	6,319,253
Total current assets	15,568,099	1,329,748	16,897,847
Total non-current assets	62,791,063	-	62,791,063

TOTAL ASSETS	$78,359,162	$1,329,748	$79,688,910

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Customer deposits	1,780,890	1,595,254	3,376,144
Other current liabilities	28,034,035	-	28,034,035
Total current liabilities	29,814,925	1,595,254	31,410,179
Total non-current liabilities	46,498,179	-	46,498,179
TOTAL LIABILITIES	76,313,104	1,619,685	77,908,358

STOCKHOLDERS’ EQUITY (DEFICIT)
Share capital and additional paid-in capital	159,190,531	-	159,190,531
Accumulated other comprehensive loss	(246,675)	1,141	(245,534)
Accumulated deficit	(166,455,904)	(161,321)	(166,617,225)
Parent’s stockholders’ equity (deficit) in Camber	(7,512,048)	(160,180)	(7,672,228)
Non-controlling interest	9,558,106	(105,326)	9,452,780
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	2,046,058	(265,506)	1,780,552
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$78,359,162	$1,329,748	$79,688,910

The table below sets for the changes to the condensed consolidated statement of operations and condensed consolidated statement of comprehensive loss for the three months ended March 31, 2024.

	As Previously Reported	Adjustments	As Restated
Revenue
Power generation units and parts	$5,532,120	(1,601,652)	3,930,468
Service and repairs	2,693,781	-	2,693,781
Oil and gas	66,631	-	66,631
Total revenue	8,292,532	(1,601,652)	6,690,880

Operating expenses
Cost of goods sold	5,907,762	(1,335,005)	4,572,757
Other operating expenses	4,376,684	-	4,376,684
Total operating expenses	10,284,446	(1,335,005)	8,949,441

Loss from operations	(1,991,914)	(266,647)	(2,258,561)

Total other expense, net	(24,359,654)	-	(24,359,654)

Net loss before income taxes	(26,351,568)	(266,647)	(26,618,215)
Income tax benefit (expense)	-	-	-
Net loss	(26,351,568)	(266,647)	(26,618,215)
Net loss attributable to non-controlling interest	(246,557)	(105,326)	(351,883)
Net loss attributable to Camber Energy, Inc.	$(26,105,011)	$(161,321)	$(26,266,332)

Loss per common share, basic and diluted	$(0.19)	$(0.00)	$(0.19)
Weighted average number of common shares outstanding, basic and diluted	139,453,030	139,453,030	139,453,030

	As Previously Reported	Adjustments	As Restated

Net loss	$(26,351,568)	(266,647)	(26,618,215)
Foreign currency translation adjustment	$2,139	1,141	3,280

Total comprehensive loss	(26,349,429)	(265,506)	(26,614,935)

Less comprehensive loss attributable to non-controlling interest
Loss attributable to non-controlling interest	(246,557)	(105,326)	(351,883)
Foreign currency translation adjustment attributable to non-controlling interest	845	451	1,296

Comprehensive loss attributable to non-controlling interest	(245,712)	(104,875)	(350,587)

Comprehensive loss attributable to Camber Energy, Inc.	$(26,103,717)	$(160,631)	$(26,264,348)

The table below sets forth the changes to the condensed consolidated statement of cash flows for the three months ended March 31, 2024:

	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(26,351,568)	$(266,647)	$(26,618,215)
Adjustments to reconcile net loss to cash used in operating activities:
Foreign currency translation adjustment	2,139	1,141	3,280
Other	24,878,003		24,878,003
Changes in operating assets and liabilities:
lnventory	547,123	(1,329,748)	(782,625)
Customer deposits	(988,596)	1,595,254	606,658
Other	727,885		727,885
Net cash used in operating activities	(1,185,014)	-	(1,185,014)

Net cash provided by investing activities	162,596	-	162,596

Net cash provided by financing activities	524,063	-	524,063

Net decrease in cash	(498,355)	-	(498,355)
Cash, beginning of period	906,060	-	906,060
Cash, end of period	$407,705	$-	$407,705

The table below sets forth the changes to the condensed consolidated statement of changes in Stockholders’ Equity for the three months ended March 31, 2024:

	Accumulated Other Comprehensive (Loss)			(Accumulated Deficit)			Non-Controlling Interest
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

Balances at December 31, 2023	$(248,814)	$-	$(248,814)	$(140,350,893)	$-	$(140,350,893)	$9,804,663	$-	$9,804,663

Foreign currency translation adjustment	2,139	1,141	3,280
Net loss	-			(26,105,011)	$(161,321)	(26,266,332)	(246,557)	(105,326)	(351,883)

Balances at March 31, 2024	$(246,675)	$1,141	$(245,534)	$(166,455,904)	$(161,321)	$(166,617,225)	$9,558,106	$(105,326)	$9,452,780

Note 6. Merger of Camber Energy, Inc. and Viking Energy Group, Inc.

As discussed in Note 1, the Merger was accounted for as a reverse acquisition with Viking treated as the acquiror of Camber for financial accounting purposes.

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

The consideration transferred was allocated to the assets acquired and liabilities assumed of Camber based upon their estimated fair values as of the merger closing date, and any excess value of the consideration transferred over the net assets will be recognized as goodwill, as follows:

Consideration transferred	$52,036,151

Net Assets Acquired and Liabilities Assumed (Camber):
Cash	$154,955
Prepaids	247,917
Oil and gas properties	1,475,000
Advances due from Viking	4,452,300
Investment in Viking	56,432,183
Goodwill	34,860,411
Total net assets acquired	97,622,766

Accounts payable	$1,628,669
Accrued expenses and other current liabilities	253,353
Derivative liability	3,540,036
Long-term debt	40,099,510
Asset retirement obligations	65,047
Total net liabilities assumed	45,586,615

Total Net Assets Acquired and Liabilities Assumed	$52,036,151

Note 7. Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification and geographical cost center for the three months ended March 31, 2024:

	December 31,			March 31,
	2023	Adjustments	Impairments	2024
Proved developed producing oil and gas properties
United States cost center	$1,127,950	$(1,127,950)	$-	$-
Accumulated depreciation, depletion and amortization	(44,374)	44,374	-	-
Proved developed producing oil and gas properties, net	$1,083,576	$(1,083,576)	$-	$-

Undeveloped and non-producing oil and gas properties
United States cost center	-	-	-	-
Accumulated depreciation, depletion and amortization	-	-	-	-
Undeveloped and non-producing oil and gas properties, net	-		-	-
Total Oil and Gas Properties, Net	$1,083,576	$(1,083,576)	$-	$-

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

The Company’s management believes that the Trigger Date could occur as early as the third quarter of 2025 but there is no assurance that it will occur at that or any time.

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

Simmax Corp. owns a 17% non-controlling interest in Simson-Maxwell and is majority-owned by a Director of Simson-Maxwell. Adco Power Ltd., an industrial, electrical and mechanical construction company, is a wholly-owned subsidiary of Simmax Corp., and conducts business with Simson-Maxwell.

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

Note 11. Noncontrolling Interests

The following discloses the effects of changes in the Company’s ownership interest in Simson-Maxwell, and on the Company’s equity for three months ended March 31, 2024:

Noncontrolling interest - January 1, 2024	$2,764,015

Net gain (loss) attributable to noncontrolling interest	(315,227)

Noncontrolling interest – March 31, 2024	$2,448,788

The following discloses the effects of the Company’s ownership interest in Viking Ozone, Viking Sentinel and Viking Protection in the aggregate, and on the Company’s equity for three months ended March 31, 2024:

Noncontrolling interest - January 1, 2024	$7,040,648

Net gain (loss) attributable to noncontrolling interest	(36,656)

Noncontrolling interest – March 31, 2024	$7,003,992

Note 12. Long-Term Debt and Other Short-Term Borrowings

Long term debt and other short-term borrowings consisted of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

Long-term debt:

Note payable to Discover, pursuant to a Secured Promissory Note dated December 24, 2021 and funded on January 3, 2022 in the original amount of $26,315,789 with interest and principal due at maturity on January 1, 2027. The note bears interest at a rate equal to the Wall Street Journal Prime Rate (3.25%) as of the effective date and is secured by lien on substantially all of the Company’s assets. The balance shown is net of unamortized debt discount of $8,912,672 and $9,714,868 at March 31, 2024 and December 31, 2023, respectively.	17,403,117	16,600,921

Note payable to Discover pursuant to a 10.0% Secured Promissory Note dated April 23, 2021 in the original amount of $2,500,000 with interest and principal due at maturity on January 1, 2027. Pursuant to an amendment dated December 24, 2021 the interest rate was adjusted to the Wall Street Journal Prime Rate (3.25%) as of the amendment date. The Note is secured by a lien on substantially all of the Company’s assets.	2,500,000	2,500,000

Note payable to Discover, pursuant to a 10.0% Secured Promissory Note dated December 22, 2020 in the original amount of $12,000,000 with interest and principal due at maturity on January 1, 2027. Pursuant to an amendment dated December 24, 2021 the interest rate was adjusted to the Wall Street Journal Prime Rate (3.25%) as of the amendment date. The Note is secured by a lien on substantially all of the Company's assets.	12,000,000	12,000,000

Note payable to Discover, pursuant to a 10.0% Secured Promissory Note dated December 11, 2020 in the original amount of $6,000,000 with interest and principal due at maturity on January 1, 2027. Pursuant to an amendment dated December 24, 2021 the interest rate was adjusted to the Wall Street Journal Prime Rate (3.25%) as of the amendment date. The Note is secured by a lien on substantially all of the Company’s assets.	6,000,000	6,000,000

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

Pinch vs. Petrodome Matter

In or about late 2011 or early 2012, Petrodome Operating, LLC (“Petrodome Operating”), a wholly-owned subsidiary of Petrodome (which in or about December, 2017 become a wholly-owned subsidiary of Viking), on behalf of various working interest owners, including Petrodome East Creole, LLC, another subsidiary of Petrodome Energy, LLC, coordinated the drilling of an approx. 13,000 foot well in the Kings Bayou Field in Cameron Parish, LA.  Petrodome Operating engaged a third party to complete the drilling work.  The subject well produced hydrocarbons from 2012 until approximately June 2016, at which time production ceased, after which Petrodome Operating arranged for the well to be plugged in accordance with State guidelines.  During the time the well was producing hydrocarbons, royalty and/or over-riding royalty payments were made to various mineral and/or land/owners (collectively, “Mineral Owners”).   In or about October, 2019 the Mineral Owners commenced an action against Petrodome Operating, Petrodome East Creole, LLC and others claiming the Mineral Owners suffered damages (i.e., a loss of royalty and/or over-riding royalty payments) as a result of the subject well not, according to the Mineral Owners, being drilled and/or completed properly.  Petrodome Operating, Petrodome East Creole, LLC and the other defendants denied the Mineral Owners’ claims and engaged counsel to defend the action.

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

Information related to our reportable segments and our consolidated results for the three months ended March 31, 2024 is presented below.

	Three Months Ended March 31, 2024
	Oil and Gas	Power Generation	Total
Loss from Operations is as follows:

Revenue	$66,631	$6,624,249	$6,690,880

Operating expenses
Cost of goods	-	4,572,757	4,572,757
Lease operating costs	22,349	-	22,349
General and administrative	1,107,671	2,712,330	3,820,001
Stock-based compensation	304,999	-	304,999
Accretion - ARO	536	-	536
Depreciation, depletion and amortization	122,584	106,215	228,799

Total operating expenses	1,558,139	7,391,302	8,949,441

Loss from operations	$(1,491,508)	$(767,053)	$(2,258,561)

Assets

Segment assets	$882,020	$24,321,662	$25,203,682
Corporate and unallocated assets			54,485,228

Total Consolidated Assets			$79,688,910

	Three Months Ended March 31, 2023
	Oil and Gas	Power Generation	Total

Loss from Operations is as follows:

Revenue	$245,197	$6,998,992	$7,244,189

Operating expenses
Cost of goods	-	4,786,631	4,786,631
Lease operating costs	125,363	-	125,363
General and administrative	828,479	2,221,842	3,050,321
Stock-based compensation	-	-	-
Accretion - ARO	31,382	-	31,382
Depreciation, depletion and amortization	134,535	96,613	231,148

Total operating expenses	1,119,759	7,105,086	8,224,845

Loss from operations	$(874,562)	$(106,094)	$(980,656)

Assets

Segment assets	$3,148,445	$26,151,981	$29,300,426
Corporate and unallocated assets			20,192,137

Total Consolidated Assets			$49,492,563

Note 17. Subsequent Events

Convertible Promissory Notes

In April and May 2024, the Company executed Amending Agreements amending the fixed conversion price under three of the four Promissory Notes in favor of FK Venture, LLC (“FK Venture”) to $0.16 per share, and under the fourth Promissory Note to $0.163 per share.

In April and May 2024, the Company issued a total of 19,907,976 shares of common stock in connection with the conversion of the entire $3,200,000 principal balance owing under the four Promissory Notes. In addition, the Company issued 994,023 shares of common stock as payment of approximately $192,625 in accrued interest owing under the Promissory Notes.

Series H Preferred Stock

In May 2024, the Company issued 4,583,333 shares of common stock in connection with the conversion of 275 shares of Series H Preferred Stock.

Series C Preferred Stock

Between April 1, 2024 and April 28, 2025, the Company issued 86,656,707 True-Up Shares to Antilles in connection with Delivery Notices submitted by Antilles.

On April 8, 2025, the Company issued 8,007,281 shares of Common Stock to Antilles in exchange for the conversion of 9 shares of Series C Convertible Preferred Stock, leaving 21 shares of Series C Convertible Preferred Stock issued and outstanding as of such date.

Warrants

On or about October 23, 2024, the Company and James Doris entered into a Second Amendment to Common Stock Warrant Agreement pursuant to which the exercise price of Mr. Doris’ outstanding warrants (i.e. right to purchase 1,666,667 shares of common stock of the Company) was increased from $0.009 per share to $1.00 per share.

Litigation

Shareholder Related Litigation

On or about June 21, 2024, the parties to the Houston Derivative Complaint entered into a Stipulation and Agreement of Settlement (the “Stipulation and Settlement”) to fully, finally, and forever resolve, discharge, and settle all of the claims in the Houston Derivative Complaint, without the defendants admitting any liability, subject to approval of the Court and subject to the terms and conditions thereof.  Any fees to be paid to the plaintiffs’ attorneys and/or the plaintiff(s) in connection with or pursuant to the Stipulation and Settlement will be paid by the Company’s insurer. On July 2, 2024, the Court issued an order providing for preliminary approval of the Stipulation and Settlement and set a final approval hearing for September 12, 2024. On or about September 17, 2024, the Court issued a final order and judgement approving the Stipulation and Settlement and awarded fees payable to the Plaintiff’s legal counsel in the amount of $1,200,000, which was paid by the Company’s insurer.

Archrock vs. Petrodome et al.

In December, 2024 applicable parties entered into a Settlement Agreement pursuant to which Viking paid $50,000 to settle all claims as against Petrodome Energy, LLC, Petrodome Operating, LLC, Viking and James Doris, without any party admitting liability.  On or about December 30, 2024 the Archrock Claim was officially dismissed with prejudice.

Merger Related Litigation

On March 31, 2025, the U.S. District Court for the Southern District of Texas, Houston Division, granted a motion by the Company to dismiss with prejudice Class Action Complaint (i.e. C.A. No.4:24-cv-00489) styled Lawrence Rowe, Individually and on Behalf of All Others Similarly Situated v. James A. Doris and Camber Energy, Inc. The Plaintiff has 30 days from the date of the order to appeal the Court’s decision.

Simson-Maxwell Transaction

On April 1, 2025, Viking Energy Group, Inc. (“Viking”), a wholly-owned subsidiary of Camber Energy, Inc. (“Camber” or the “Company”), entered into a Share Subscription Agreement (the “SSA”) with T&T Power Group Inc. (“T&T”), Remora EQ LP (“Remora”), Simmax Corp. (“Simmax”), and Simson-Maxwell Ltd. (“Simson”), a Canadian federal corporation. The SSA relates to a restructuring of the ownership of Simson that results in Camber ceasing to have a controlling interest in Simson. As such, Camber will deconsolidate Simson from its consolidated financial statements effective April 1, 2025.

Under the SSA, T&T agreed to (i) subscribe for 952 Class A Common Shares of Simson (the “Subscription Shares”) for an aggregate subscription price of approximately CAD$2.28 million; (ii) purchase 903 Class A Common Shares from Remora (the “Remora Shares”) for an agreed purchase price; and (iii) purchase 681 Class A Common Shares from Simmax (the “Simmax Shares”) for an agreed purchase price. T&T also agreed to provide up to CAD $3.0 million in additional working capital to Simson on closing or at such time as is reasonably required to meet the cash requirements of Simson, and to repay on or within a reasonable period following the closing amounts owing under Simson’s then outstanding senior secured credit facilities. T&T acquired the Subscription Shares by paying the subscription price in cash. T&T acquired the Remora Shares by paying approximately 3.5% of the purchase price in cash and issuing a promissory note for the remaining balance, maturing on December 1, 2025. T&T acquired the Simmax Shares by issuing a promissory note to Simmax, also maturing on December 1, 2025.

Following the closing of the transactions described above (collectively, the “Simson Share Transactions”), T&T and Viking are the only remaining shareholders of Simson. T&T owns 51% of Simson’s issued and outstanding Class A Common Shares, and Viking owns the remaining 49%. Viking did not sell or purchase any shares in connection with the Simson Share Transactions; however, Viking’s ownership decreased from approximately 60.5% to 49%. As a result of the reduction in Viking’s ownership interest and ceasing to have control over Simson, Camber will no longer consolidate Simson’s financial results in its consolidated financial statements. Beginning April 1, 2025, the Company will instead account for its investment in Simson under the equity method of accounting.

In connection with the closing of the Simson Share Transactions, Viking also entered into a Unanimous Shareholders Agreement (the “USA”) with T&T and Simson. The USA governs the ownership and management of Simson and provides that T&T is entitled to nominate two members to Simson’s board of directors, and Viking is entitled to nominate one member.

FK Venture LLC Convertible Promissory Note

In April and May 2024, Viking received advances from FK Venture, LLC in the amount of $1,200,000.

On April 7, 2025, the Company and its wholly-owned subsidiary, Viking Energy Group, Inc., entered into an agreement with FK Venture LLC (the “Investor”) to restructure an existing obligation of Viking to Investor in the amount of $1,200,000. Pursuant to the Agreement, the Company issued to Investor an unsecured convertible promissory note in the principal amount of $1,200,000 (the “Note”), thereby assuming and refinancing the debt under new terms.

The Note bears interest at a rate of 10% per annum and matures on September 30, 2026 (the “Maturity Date”). The Company may prepay the Note in whole or in part, provided that if prepayment occurs within twelve months of issuance, the Company must pay a minimum of twelve months’ interest.

At any time prior to the Maturity Date, the Investor may elect to convert the outstanding principal and any accrued but unpaid interest into shares of the Company’s common stock at a fixed conversion price of $0.15 per share.

Viking Ozone Promissory Note

On April 15, 2025, Viking Ozone Technology, LLC (“Viking Ozone”), a majority-owned subsidiary of the Company, received $200,000 from an individual investor (the “Investor”) in exchange for a promissory note (the “Note”). The maturity date of the Note is the earlier of: (i) September 30, 2025; or (ii) receipt by Viking Ozone of proceeds from the sale of the VKIN-300 waste treatment system that was shipped to France in the first quarter of 2025. The Note bears interest at a fixed rate of 10% and Viking Ozone may prepay at any time any portion of the principal and all other amounts due under the Note. Viking Ozone’s obligations under the Note were personally guaranteed by the Company’s President & CEO, James Doris.

In connection with the issuance of the Note, the Company issued a Common Stock Warrant entitling the Investor to purchase up to 100,000 shares of common stock of the Company at $0.15 per share at any time between April 15, 2025 and May 1, 2027.

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

PLAN OF OPERATIONS

Company Overview

Camber is a growth-oriented diversified energy company. Through our majority-owned subsidiaries we provide custom energy and power solutions to commercial and industrial clients in North America, and have a majority interest in: (i) an entity with intellectual property rights to a fully developed, patented, proprietary Medical and Bio-Hazard Waste Treatment system using Ozone Technology; and (ii) entities with the intellectual property rights to fully developed, patented and patent pending, proprietary Electric Transmission and Distribution Open Conductor Detection Systems. Also, we hold a license to a patented clean energy and carbon-capture system with exclusivity in Canada and for multiple locations in the United States. Various of our other subsidiaries own interests in oil properties in the United States. The Company is also exploring other renewable energy-related opportunities and/or technologies which are currently generating revenue, or have a reasonable prospect of generating revenue within a reasonable period of time.

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

The ESG Clean Energy System is designed to, among other things, generate clean electricity from internal combustion engines and utilize waste heat to capture approximately 100% of the carbon dioxide (CO2) emitted from the engine without loss of efficiency, and in a manner to facilitate the production of certain commodities. Patent No. 11,286,832, for example, covers the invention of an “exhaust-gas-to-exhaust-gas heat exchanger” that efficiently cools – and then reheats – exhaust from a primary power generator so greater energy output can be achieved by a secondary power source with safe ventilation. Another key aspect of this patent is the development of a carbon dioxide capture system that utilizes the waste heat of the carbon dioxide pump to heat and regenerate the absorber that enables carbon dioxide to be safely contained and packaged.

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

Open Conductor Detection Technologies:

In February 2022, Viking acquired a 51% interest in two entities, Viking Sentinel and Viking Protection, that own the intellectual property rights to patented (i.e., U.S. utility patent 11,769,998 titled "Electric Transmission Line Ground Fault Prevention Systems Using Dual, High Sensitivity Monitoring Devices’) and patent pending (i.e., US Applications 16/974,086, and 17/693,504), proprietary electric transmission and distribution open conductor detection systems. The systems are designed to detect a break in a transmission line, distribution line, or coupling failure, and to immediately terminate the power to the line before it reaches the ground. The technology is intended to increase public safety and reduce the risk of causing an incendiary event, and to be an integral component within grid hardening and stability initiatives by electric utilities to improve the resiliency and reliability of existing infrastructure.

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

Divestitures in 2023:

On November 5, 2023, Mid-Con Petroleum, LLC and Mid-Con Drilling, LLC, wholly-owned subsidiaries of Viking, sold 100% of their interest in oil and gas assets in Kansas, consisting of 168 producing wells, 90 injector wells and 34 non-producing wells, for gross proceeds of $515,000.

On December 1, 2023, a subsidiary of Petrodome sold its non-operated working interest in a producing oil well in Texas for proceeds of $250,000.

The Company recorded a net gain on these two transactions, as follows:

Proceeds from sales (net of transaction costs)	$751,450
Reduction in oil and gas full cost pool (based on % of reserves disposed)	(1,049,229)
ARO recovered	1,104,806
Cash bond recoverable (net of fees)	47,438
Gain on disposal	$854,465

Following these transactions, Petrodome ceased to be the operator of any oil and gas properties and applied for the refund of a cash performance bond of  $50,000. The refund, net of fees, is included in prepaids and other current assets at December 31, 2023 and was included in the determination of the gain on disposal.

Merger with Viking Energy Group, Inc.

On August 1, 2023, Camber Energy, Inc. (“Camber”, the “Company”, “we”, “us” or “our”)  completed the previously announced merger (the “Merger”) with Viking Energy Group, Inc. (“Viking”) pursuant to the terms and conditions of the Agreement and Plan of Merger between Camber and Viking dated February 15, 2021, which was amended on April 18, 2023 (as amended, the “Merger Agreement”), with Viking surviving the Merger as a wholly-owned subsidiary of Camber.

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

Each outstanding promissory note issued by Viking that was convertible into Viking Common Stock (a “Viking Convertible Note”) was converted into a promissory note convertible into Camber Common Stock (an “Adjusted Convertible Note”) having substantially the same terms and conditions as applied to the corresponding Viking Convertible Note (including, for the avoidance of doubt, any extended post-termination conversion period that applies following consummation of the Merger), except that instead of being convertible into Viking Common Stock, such Adjusted Convertible Note is convertible into Camber Common Stock.

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

For accounting purposes, the Merger was deemed a reverse acquisition. Consequently, Viking (the legal subsidiary) was treated as the acquiror of Camber (the legal parent). Accordingly, these consolidated financial statements reflect the financial position, operating results, and cash flow of Viking up to the date of the Merger, and the combined financial position, operating results and cash flow of Viking and Camber from August 1, 2023 to December 31, 2023. The prior year comparative financial information is that of Viking.

James A. Doris continues to serve as President and Chief Executive Officer of the combined company, and the combined company continues to have its headquarters in Houston, Texas.

Going Concern Qualification

The Company’s condensed consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $(26,618,215) for the three months ended March 31, 2024, as compared to a net loss of $(1,632,327) for the three months ended March 31, 2023. The loss for the three months ended March 31, 2024, was comprised of, among other things, certain non-cash items, including: (i) change in fair value of derivative liability of $22,117,007; (ii) amortization of debt discount of $883,277; (iii) loss on disposal of oil and gas properties of $755,506; and (iv) depreciation, depletion and amortization of $228,799.

As of March 31, 2024, the Company had stockholders’ equity of $1,780,552, long-term debt, net of current, of $40,854,502 and a working capital deficiency of $14,512,332. The largest components of current liabilities creating this working capital deficiency are drawings by Simson-Maxwell against its bank credit facility of $3,927,188, accrued interest on notes payable to Discover of $5,431,823 and a derivative liability of $4,077,500.

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

Liquidity and Capital Resources

Working Capital:	Three Months Ended March 31,
	2024	2023

Current assets	$16,897,847	$19,083,414
Current liabilities	$31,410,179	$28,402,181
Working capital deficit	$(14,512,332)	$(9,318,767)

Cash Flows:	Three Months Ended March 31,
	2024	2023

Net Cash Used in Operating Activities	$(1,185,014)	$(948,129)
Net Cash Provided by Investing Activities	$162,596	$(25,726)
Net Cash Provided by (Used in) Financing Activities	$524,063	$(347,639)
Decrease in Cash during the Period	$(498,355)	$(1,321,494)
Cash and Cash Equivalents, end of Period	$407,705	$1,917,855

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

Three months ended March 31, 2024, compared to the three months ended March 31, 2023

Revenue

The Company had gross revenues of $6,690,880 for the three months ended March 31, 2024, as compared to $7,244,189 for the three months ended March 31, 2023, a decrease of $553,309 or 8%. The decrease is driven primarily by lower service and repair and oil and gas revenues, partially offset by higher power generation unit sales revenues.

Expenses

The Company’s operating expenses increased by $724,596 to $8,949,441 for the three-month period ended March 31, 2024, from $8,224,845 in the corresponding prior year three-month period. Cost of goods sold for the three months ended March 31, 2024 were $4,572,757, as compared to $4,786,631 for the three-month period ended March 31, 2023 due to lower power segment sales. Lease operating costs decreased to $22,349 for the three-month period ended March 31, 2024, as compared to $125,363 for the three-month period ended March 31, 2023. Depreciation, depletion and amortization (“DD&A”) expense of $228,799 was flat as compared to $231,148 in the prior period. Stock based compensation was $304,999 as compared to zero in the prior period. General and administrative expenses increased by $769,680 to $3,820,001 compared to $3,050,321 in the corresponding prior period due primarily to the merger.

Loss from Operations

The Company generated a loss from operations for the three months ended March 31, 2024, of $(2,258,561), compared to  $(980,656) for the three months ended March 31, 2023.

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

Net Loss

The Company had a net loss of $(26,618,215) during the three-month period ended March 31, 2024, compared with a net loss of $(1,632,327) for the three-month period ended March 31, 2023.

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

Sale of Power Generation Units

The Company considers a completed unit to be a performance obligation for purposes of revenue recognition and recognizes revenue when control of the product is transferred to the customer, which typically occurs upon shipment or delivery to the customer. Commissioning of the unit is considered to be a separate performance obligation for which revenue is recognized when the commissioning is completed. Progress payments are recognized as contract liabilities until the completed unit is delivered. Revenue is measured as the amount of consideration the Company expects to be entitled to in exchange for the transfer of the unit and commissioning of the unit, which is generally the price stated in the contract. The Company does not allow returns because of the customized nature of the units and does not offer discounts, rebates, or other promotional incentives or allowances to customers. Simson-Maxwell has elected to recognize the cost for freight activities when control of the product has transferred to the customer as an expense within cost of goods.

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

2.	The Company lacks sufficient internal resources to analyze, interpret and monitor compliance with complex accounting issues; and

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

Merger-Related Litigation

On February 9, 2024, plaintiff Lawrence Rowe, on behalf of himself and all other similarly situated former public minority shareholders of Viking, filed against the Company and its CEO a putative Class Action Complaint (i.e. C.A. No.4:24-cv-00489) styled Lawrence Rowe, Individually and on Behalf of All Others Similarly Situated v. James A. Doris and Camber Energy, Inc., in the U.S. District Court for the Southern District of Texas, Houston Division.  The Complaint alleges breaches of fiduciary duty in connection with the merger between Viking and the Company and seek to recover damages for the alleged breaches.  The defendants deny the allegations and filed a motion to dismiss the case on April 26, 2024. The MTD hearing was held on August 30, 2024.

On March 31, 2025, the U.S. District Court for the Southern District of Texas, Houston Division, granted a motion by the Company to dismiss the claim with prejudice. The Plaintiff has 30 days from the date of the order to appeal the Court’s decision.

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

On or about June 21, 2024, the parties to the Houston Derivative Complaint entered into a Stipulation and Agreement of Settlement (the “Stipulation and Settlement”) to fully, finally, and forever resolve, discharge, and settle all of the claims in the Houston Derivative Complaint, without the defendants admitting any liability, subject to approval of the Court and subject to the terms and conditions thereof.  Any fees to be paid to the plaintiffs’ attorneys and/or the plaintiff(s) in connection with or pursuant to the Stipulation and Settlement will be paid by the Company’s insurer. On July 2, 2024, the Court issued an order providing for preliminary approval of the Stipulation and Settlement and set a final approval hearing for September 12, 2024. On or about September 17, 2024, the Court issued a final order and judgement approving the Stipulation and Settlement and awarded fees payable to the Plaintiff’s legal counsel in the amount of $1,200,000, which was paid by the Company’s insurer.

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

Archrock vs. Petrodome et al.

On or about September 15, 2023, Archrock Partners Operating LLC filed a Petition (Court File No. 2013-4090) in Harris County, TX (the “Archrock Claim”) against Petrodome Energy, LLC, a wholly-owned subsidiary of Viking Energy Group, Inc., Petrodome Operating, LLC, Pointe a la Hache LLC and Potash LLC alleging the defendants owe approximately $400,000 on account of unpaid rental fees in connection with compressors located on oil & gas properties leased by Pointe a la Hache LLC and Potash LLC.  Petrodome Operating LLC was the contracted operator for the properties for a certain period of time.  Petrodome Energy, LLC and Petrodome Operating, LLC deny the plaintiff’s allegations against them. In or about May, 2024, the plaintiff added Viking and James Doris as defendants to the Archrock Claim.   In December, 2024, the applicable parties entered into a Settlement Agreement pursuant to which Viking paid $50,000 to settle all claims as against Petrodome Energy, LLC, Petrodome Operating, LLC, Viking and James Doris, without any party admitting liability.  On or about December 30, 2024 the Archrock Claim was officially dismissed with prejudice.

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

CAMBER ENERGY, INC. (Registrant)

/s/ James Doris	Date: April 30, 2025
Principal Executive Officer

/s/ John McVicar	Date: April 30, 2025
Principal Financial and Accounting Officer

