Form 10-Q/A
period 2024-06-30
CAMBER ENERGY, INC.
filed 2025-04-30
CIK 1309082

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

Explanatory Note

Camber Energy, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) to amend our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed with the Securities and Exchange Commission (the “SEC”) on August 26, 2024 (“Original Report”) to restate the Company’s condensed consolidated financial statements and related notes (collectively, the “financial statements” or “Financial Statements”) for the three and six months ended June 30, 2024.  This Form 10-Q/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-Q/A” below.

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

Further, the Company identified that, during the three month period ended June 30, 2024, Simson-Maxwell erroneously failed to record the cost of sale associated with one of the aforementioned revenue entries.

The Company has concluded that the impact of these items is material and has restated its condensed consolidated financial statements for each of the quarters following the adoption of this change. See Note 5 to the condensed consolidated financial statements for additional information and a reconciliation of the previously reported amounts to the restated amounts.

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

CAMBER ENERGY, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMBER ENERGY, INC. Condensed Consolidated Balance Sheets (Unaudited) (Restated)

	As of June 30, 2024	As of December 31, 2023

ASSETS
Current assets:
Cash	$608,033	$906,060
Accounts receivable, net	6,516,988	8,545,449
Inventory	9,548,358	9,795,969
Prepaids and other current assets	606,202	406,358
Total current assets	17,279,581	19,653,836

Oil and gas properties, full cost method
Proved oil and gas properties, net	-	1,083,576
Total oil and gas properties, net	-	1,083,576

Fixed assets, net	1,556,890	1,639,759
Right of use assets, net	4,147,374	3,900,632
ESG Clean Energy license, net	4,114,513	4,268,437
Other intangibles - Simson Maxwell, net	2,333,502	2,417,145
Other intangibles - Variable Interest Entities	15,433,340	15,433,340
Goodwill	34,860,411	34,860,411
Due from related parties	337,937	334,437
Deposits and other assets	-	10,300
TOTAL ASSETS	$80,063,548	$83,601,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,825,213	$6,759,819
Accrued expenses and other current liabilities	8,879,063	10,993,350
Customer deposits	2,747,822	2,769,486
Undistributed revenues and royalties	1,637,287	1,633,838
Current portion of operating lease liabilities	1,300,233	1,357,653
Due to related parties	813,427	643,121
Current portion of notes payable - related parties	396,130	407,154
Bank indebtedness - credit facility	4,381,161	3,365,995
Derivative liability	3,202,691	3,863,321
Current portion of long-term debt - net of discount	2,795	2,743
Total current liabilities	33,185,822	31,796,480
Long-term debt - net of current portion and debt discount	38,863,179	39,971,927
Notes payable - related parties - net of current portion	528,882	578,863
Operating lease liabilities, net of current portion	2,892,472	2,588,287
Contingent obligations	1,435,757	1,435,757
Asset retirement obligation	965,042	1,042,900
TOTAL LIABILITIES	77,871,154	77,414,214

Commitments and contingencies (Note 14)	-	-

STOCKHOLDERS’ EQUITY
Preferred stock Series A, $0.001 par value, 50,000 shares authorized, 28,092 shares issued and outstanding as of June 30, 2024 and December 31, 2023	28	28
Preferred stock Series C, $0.001 per value, 5,200 shares authorized, 30 shares issued and outstanding as of June 30, 2024 and December 31, 2023. Liquidation preference of $1,033,950.	1	1
Preferred stock Series G, $0.001 par value, 25,000 authorized, 5,272 shares issued and outstanding as of June 30, 2024 and December 31 2023. Liquidation preference of nil.	5	5
Preferred stock Series H, $0.001 par value, 2,075 shares authorized, nil and 275 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	-	3
Common stock, $0.001 par value, 500,000,000 shares authorized, 200,033,220 and 119,301,921 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	200,033	119,302
Common stock to be issued on true-up of prior Series C Preferred stock conversions (79,678,317 shares to be issued)	12,748,531	-
Additional paid-in capital	150,172,784	136,863,364
Accumulated other comprehensive loss	(285,252)	(248,814)
Accumulated deficit	(169,741,107)	(140,350,893)
Parent’s stockholders’ equity in Camber	(6,904,977)	(3,617,004)
Non-controlling interest	9,097,371	9,804,663
TOTAL STOCKHOLDERS’ EQUITY	2,192,394	6,187,659
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$80,063,548	$83,601,873

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Condensed Consolidated Statements of Operations (Unaudited) (Restated)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenue
Power generation units and parts	$6,141,082	$5,301,911	$10,071,550	$7,760,206
Service and repairs	3,338,200	1,504,204	6,031,981	6,044,901
Oil and gas sales	27,868	226,209	94,499	471,406
	9,507,150	7,032,324	16,198,030	14,276,513
Operating expenses
Cost of goods sold	7,102,441	4,816,339	11,675,198	9,602,970
Lease operating costs	-	200,829	22,349	326,192
General and administrative	4,409,727	3,456,900	8,229,727	6,507,221
Stock-based compensation	-	-	305,000	-
Depreciation, depletion and amortization	182,330	229,553	411,129	460,701
Accretion – Asset Retirement Obligation	-	18,256	536	49,638
Total operating expenses	11,694,498	8,721,877	20,643,939	16,946,722

Loss from operations	(2,187,348)	(1,689,553)	(4,445,909)	(2,670,209)

Other income (expense)
Interest expense, net	(548,764)	(191,741)	(1,147,077)	(338,412)
Amortization of debt discount	(844,074)	(212,042)	(1,727,351)	(265,774)
Change in fair value of derivative liability	874,809	717,352	(21,242,198)	182,745
Loss on disposal of oil and gas properties	-	-	(755,506)	-
Loss on extinguishment of debt	(811,132)	(8,541)	(811,132)	(163,304)
Other income	37,218	108,513	31,667	346,615
Total other expense, net	(1,291,943)	413,541	(25,651,597)	(238,130)

Net loss before income taxes	(3,479,291)	(1,276,012)	(30,097,506)	(2,908,339)
Income tax benefit (expense)	-	-	-	-
Net loss	(3,479,291)	(1,276,012)	(30,097,506)	(2,908,339)
Net loss attributable to non-controlling interest	(355,409)	(284,346)	(707,292)	(364,574)
Net loss attributable to Camber Energy, Inc.	$(3,123,882)	$(991,666)	$(29,390,214)	$(2,543,765)
Loss per share of common stock
Basic and Diluted	$(0.02)	$(0.02)	$(0.19)	$(0.05)
Weighted average number of shares of common stock outstanding
Basic and Diluted	177,666,824	47,765,841	158,559,927	46,333,369

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Condensed Consolidated Statements of Comprehensive Loss (Unaudited) (Restated)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

Net loss	$(3,479,291)	$(1,276,012)	$(30,097,506)	$(2,908,339)
Foreign currency translation adjustment	(39,718)	47,561	(36,438)	110,107

Total comprehensive loss	(3,519,009)	(1,228,451)	(30,133,944)	(2,798,232)

Less comprehensive loss attributable to non-controlling interest
Loss attributable to non-controlling interest	(355,409)	(284,346)	(707,292)	(364,574)
Foreign currency translation adjustment attributable to non-controlling interest	(15,688)	18,786	(14,393)	43,492

Comprehensive loss attributable to non-controlling interest	(371,097)	(265,560)	(721,685)	(321,082)

Comprehensive loss attributable to Camber	$(3,147,912)	$(962,891)	$(29,412,259)	$(2,477,150)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Condensed Consolidated Statements of Cash Flows (Unaudited) (Restated)

	Six Months Ended
	June 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(30,097,506)	$(2,908,339)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of derivative liability	21,242,198	(182,745)
Stock-based compensation	305,000	-
Depreciation, depletion and amortization	411,129	460,701
Amortization of right-of-use assets	811,589	687,573
Accretion – asset retirement obligation	536	49,638
Amortization of debt discount	1,727,351	265,774
Loss on extinguishment of debt	811,132	163,304
Loss on disposal of oil and gas properties	755,506	-
Foreign currency translation adjustment	(36,438)	110,107
Changes in operating assets and liabilities:
Accounts receivable, net	2,028,461	(417,457)
Inventory	247,611	328,442
Prepaids and other current assets	(189,544)	(244,655)
Accounts payable	3,065,394	(315,066)
Accrued expenses and other current liabilities	(1,829,257)	(173,064)
Due to related parties	166,806	6,912
Customer deposits	(21,664)	24,874
Operating lease liabilities	(811,566)	(677,952)
Undistributed revenues and royalties	3,449	(113,233)
Net cash used in operating activities	(1,409,813)	(2,935,186)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	205,000	-
Acquisition of fixed assets	(46,016)	(52,393)
Net cash provided by (used in) investing activities	158,984	(52,393)

Cash flows from financing activities:
Repayment of long-term debt	(1,359)	(317,238)
Proceeds from long-term debt	-	1,621,329
Repayment of non-interest-bearing advances from Parent	-	(1,720,000)
Advances from bank credit facility	1,015,166	950,616
Proceeds from (repayment of) promissory notes, related parties	(61,005)	332,087
Net cash provided by financing activities	952,802	866,794

Net decrease in cash	(298,027)	(2,120,785)
Cash, beginning of period	906,060	3,239,349
Cash, end of period	$608,033	$1,118,564
Supplemental Cash Flow Information:
Cash paid for:
Interest	$259,693	$338,412
Income taxes	$-	$-

Supplemental disclosure of Non-Cash Investing and Financing Activities:
Issuance of shares on true-up of Series C Preferred Stock	$9,154,297	$-
Common stock to be issued related to prior conversions of Series C Preferred Stock	$12,748,531	$-
Debt discount on modification of debt for conversion feature	$-	$2,144,068
Issuance of common stock on conversion of debt	$3,645,821	$370,588
Issuance of common stock on conversion of accrued interest on debt	$285,030	$-
Addition of right-of-use asset and lease liability	$1,058,331	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the six months ended June 30, 2024

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common		Common Stock to be		Additional	Accumulated Other			Total
	Series A		Series C		Series G		Series H		Stock		Issued		Paid-in	Comprehensive	(Accumulated	Non-controlling	Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	(Loss)	Deficit)	Interest	Equity

Balances at December 31, 2023	28,092	$28	30	1	5,272	5	275	$3	119,301,921	$119,302	-	$-	$136,863,364	$(248,814)	$(140,350,893)	$9,804,663	$6,187,659

Common shares issued on true-up of Series C preferred stock	-	-	-	-	-	-	-	-	31,138,378	31,138	-	-	5,617,933	-	-	-	$5,649,071
Common shares to be issued on true-up of Series C preferred stock	-	-	-	-	-	-	-	-	-	-	101,585,980	16,253,757	-	-	-	-	$16,253,757
Common shares issued for services	-	-	-	-	-	-	-	-	1,500,000	1,500	-	-	303,500	-	-	-	$305,000
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	3,280	-	-	$3,280
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(26,266,332)	(351,883)	$(26,618,215)

Balances at March 31, 2024	28,092	$28	30	$1	5,272	$5	275	$3	151,940,299	$151,940	101,585,980	$16,253,757	$142,784,797	$(245,534)	$(166,617,225)	$9,452,780	$1,780,552

Common shares issued on true-up of Series C preferred stock	-	-	-	-	-	-	-	-	21,907,663	21,908	-	-	3,483,318	-	-	-	$3,505,226
Common shares to be issued on true-up of Series C preferred stock	-	-	-	-	-	-	-	-	-	-	(21,907,663)	(3,505,226)	-	-	-	-	$(3,505,226)
Common shares issued on conversion of Series H preferred stock	-	-	-	-	-	-	(275)	(3)	4,583,333	4,583	-	-	(4,580)	-	-	-	$-
Common shares issued on conversion of debt	-	-	-	-	-	-	-	-	19,907,976	19,908	-	-	3,625,913	-	-	-	$3,645,821
Common shares issued on conversion of accrued interest	-	-	-	-	-	-	-	-	1,693,949	1,694	-	-	283,336	-	-	-	$285,030
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	(39,718)	-	-	$(39,718)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,123,882)	(355,409)	$(3,479,291)

Balances at June 30, 2024	28,092	$28	30	$1	5,272	$5	-	$-	200,033,220	$200,033	79,678,317	$12,748,531	$150,172,784	$(285,252)	$(169,741,107)	$9,097,371	$2,192,394

For the six months ended June 30, 2023

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common		Common Stock to be		Additional	Accumulated Other			Total
	Series A		Series C		Series G		Series H		Stock		Issued		Paid-in	Comprehensive	(Accumulated	Non-controlling	Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	(Loss)	Deficit)	Interest	Equity

Balances at December 31, 2022	28,092	$28	-	-	-	-	475	$5	44,852,611	$44,853	-	$-	$127,757,269	$(425,677)	$(122,187,673)	$10,176,510	$15,365,315

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	0	-	62,546	-	-	$62,546
Net loss	-	-	-	-	-	-	-	-	-	-	-	0	-	-	(1,552,099)	(80,228)	$(1,632,327)

Balances at March 31, 2023	28,092	$28	-	$-	-	$-	475	$5	44,852,611	$44,853	-	$-	$127,757,269	$(363,131)	$(123,739,772)	$10,096,282	$13,795,534

Shares issued on conversion of debt	-	-	-	-	-	-	-	-	588,235	589	-	-	370,000	-	-	-	$370,589
Shares issues on exercise of warrants	-	-	-	-	-	-	-	-	3,849,306	3,849	-	-	(3,849)	-	-	-	$-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	47,561	-	-	$47,561
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(991,666)	(284,346)	$(1,276,012)

Balances at June 30, 2023	28,092	$28	-	$-	-	$-	475	$5	49,290,152	$49,291	-	$-	$128,123,420	$(315,570)	$(124,731,438)	$9,811,936	$12,937,672

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

Note 3. Going Concern

The Company’s condensed consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $(30,097,506) for the six months ended June 30, 2024, as compared to a net loss of $(2,908,339) for the six months ended June 30, 2023. The loss for the six months ended June 30, 2024, was comprised of, among other things, certain non-cash items, including: (i) change in fair value of derivative liability of $21,242,198; (ii) amortization of debt discount of $1,727,351; (iii) loss on extinguishment of debt of $811,132; (iv) loss on disposal of oil and gas properties of $755,506; and (v) depreciation, depletion and amortization of $411,129.

As of June 30, 2024, the Company had stockholders’ equity of $2,192,394, long-term debt, net of current, of $38,863,179 and a working capital deficiency of $15,906,241. The largest components of current liabilities creating this working capital deficiency are accrued interest on notes payable to Discover Growth Fund, LLC (“Discover”) of $5,811,159, drawings by Simson-Maxwell against its bank credit facility of $4,381,161, and a derivative liability of $3,202,691.

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

b) Basis of Consolidation

The condensed consolidated financial statements presented herein reflect the consolidated financial results of the Company, its wholly-owned subsidiaries, Viking Energy Group, Inc., Camber Permian LLC and CE Operating LLC, the wholly-owned subsidiaries of Viking (Mid-Con Petroleum, LLC, Mid-Con Drilling, LLC, Mid-Con Development, LLC, and Petrodome Energy, LLC.), and Simson-Maxwell (a majority-owned subsidiary of Viking).

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

Assets and liabilities measured at fair value as of and for the six months ended June 30, 2024 are classified below based on the fair value hierarchy described above:

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

Inventory consisted of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Units and work-in-process	$7,828,082	$8,181,067
Parts	2,895,267	2,839,833
	10,723,349	11,020,900
Reserve for obsolescence	(1,174,991)	(1,224,931)
	$9,548,358	$9,795,969

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

The following table disaggregates Simson-Maxwell’s revenue by source for the three and six months ended June 30, 2024 and 2023:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Power generation units	$5,009,380	$4,369,223	$7,920,908	$5,519,566
Parts	1,131,702	932,688	2,150,642	2,240,640
Total units and parts	6,141,082	5,301,911	10,071,550	7,760,206
Service and repairs	3,338,200	1,504,204	6,031,981	6,044,901
	$9,479,282	$6,806,115	$16,103,531	$13,805,107

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

x) Subsequent events

The Company has evaluated all subsequent events from June 30, 2024 through April 28, 2025 (see Note 17).

Note 5. Restatement of Previously Issued Financial Statements

During the process of preparing the consolidated financial statements as of and for the twelve months ended December 31, 2024, the Company became aware that, beginning in March 2024, Simson-Maxwell, its 60.5% majority owned subsidiary, had improperly applied the Company’s accounting policy for revenue recognition.

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

Further, the Company identified that, during the three month period ended June 30, 2024, Simson-Maxwell erroneously failed to record the cost of sale associated with one of the aforementioned revenue entries.

The restatement results in (i) a reduction in power generation unit sales revenues and cost of goods sold, and a higher net loss for the three and six month periods, and (ii) an increase in the  balances of inventory and customer deposit at June 30, 2024. The restatement does not impact the cash flows of the Company.

The table below sets forth the changes to the condensed consolidated balance sheet as of June 30, 2024:

	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets:
Inventory, net	8,466,415	1,081,943	9,548,358
Other current assets	7,731,223	-	7,731,223
Total current assets	16,197,638	1,081,943	17,279,581
Total non-current assets	62,783,967	-	62,783,967

TOTAL ASSETS	$78,981,605	$1,081,943	$80,063,548

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
Current liabilities:
Customer deposits	747,951	1,999,871	2,747,822
Other current liabilities	30,438,000	-	30,438,000
Total current liabilities	31,185,951	1,999,871	33,185,822
Total non-current liabilities	44,685,332	-	44,685,332
TOTAL LIABILITIES	75,871,283	1,999,871	77,871,154

STOCKHOLDERS EQUITY (DEFICIT)
Share capital and additional paid-in capital	163,121,382	-	163,121,382
Accumulated other comprehensive loss	(292,002)	6,750	(285,252)
Accumulated deficit	(169,181,677)	(559,430)	(169,741,107)
Parent's stockholders equity (deficit) in Camber	(6,352,297)	(552,680)	(6,904,977)
Non-controlling interest	9,462,619	(365,248)	9,097,371
TOTAL STOCKHOLDERS EQUITY (DEFICIT)	3,110,322	(917,928)	2,192,394
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$78,981,605	$1,081,943	$80,063,548

The table below sets for the changes to the condensed consolidated statement of operations and condensed consolidated statement of comprehensive loss for the three and six months ended June 30, 2024.

		Three months ended June 30, 2024			Six months ended June 30, 2024
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenue
Power generation units and parts	$6,553,893	$(412,811)	$6,141,082	$12,086,013	$(2,014,463)	$10,071,550
Service and repairs	3,338,200	-	3,338,200	6,031,981	-	6,031,981
Oil and gas	27,868	-	27,868	94,499	-	94,499
Total revenue	9,919,961	(412,811)	9,507,150	18,212,493	(2,014,463)	16,198,030

Operating expenses
Cost of goods sold	6,857,221	245,220	7,102,441	12,764,983	(1,089,785)	11,675,198
Other operating expenses	4,592,057	-	4,592,057	8,968,741	-	8,968,741
Total operating expenses	11,449,278	245,220	11,694,498	21,733,724	(1,089,785)	20,643,939

Loss from operations	(1,529,317)	(658,031)	(2,187,348)	(3,521,231)	(924,678)	(4,445,909)

Total other expense, net	(1,291,943)	-	(1,291,943)	(25,651,597)	-	(25,651,597)

Net loss before income taxes	(2,821,260)	(658,031)	(3,479,291)	(29,172,828)	(924,678)	(30,097,506)
Income tax benefit (expense)	-	-	-	-		-
Net loss	(2,821,260)	(658,031)	(3,479,291)	(29,172,828)	(924,678)	(30,097,506)
Net loss attributable to non-controlling interest	(95,487)	(259,922)	(355,409)	(342,044)	(365,248)	(707,292)
Net loss attributable to Camber Energy, Inc.	$(2,725,773)	$(398,109)	$(3,123,882)	$(28,830,784)	$(559,430)	$(29,390,214)

Loss per common share, basic and diluted	$(0.02)	$(0.00)	$(0.02)	$(0.18)	$(0.00)	$(0.19)
Weighted average number of common shares outstanding, basic and diluted	177,666,824	177,666,824	177,666,824	158,559,927	158,559,927	158,559,927

	Three months ended June 30, 2024			Six months ended June 30, 2024
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

Net loss	$(2,821,260)	$(658,031)	$(3,479,291)	$(29,172,828)	$(924,678)	$(30,097,506)
Foreign currency translation adjustment	2,139	(41,857)	(39,718)	(43,188)	6,750	(36,438)

Total comprehensive loss	(2,819,121)	(699,888)	(3,519,009)	(29,216,016)	(917,928)	(30,133,944)

Less comprehensive loss attributable to non-controlling interest
Loss attributable to non-controlling interest	(95,487)	(259,922)	(355,409)	(342,044)	(365,248)	(707,292)
Foreign currency translation adjustment attributable to non-controlling interest	845	(16,533)	(15,688)	(17,059)	2,666	(14,393)

Comprehensive loss attributable to non-controlling interest	(94,642)	(276,455)	(371,097)	(359,103)	(362,582)	(721,685)

Comprehensive loss attributable to Camber Energy, Inc.	$(2,724,479)	$(423,433)	$(3,147,912)	$(28,856,913)	$(555,346)	$(29,412,259)

The table below sets for the changes to the condensed consolidated statement of cash flows for the six months ended June 30, 2024.

		Six months ended June 30, 2024
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(29,172,828)	$(924,678)	$(30,097,506)
Adjustments to reconcile net loss to cash used in operating activities:
Foreign currency translation adjustment	(43,188)	6,750	(36,438)
Other	26,064,441	-	26,064,441
Changes in operating assets and liabilities:			-
Inventory	1,329,554	(1,081,943)	247,611
Customer deposits	(2,021,535)	1,999,871	(21,664)
Other	2,433,743	-	2,433,743
Net cash used in operating activities	(1,409,813)	-	(1,409,813)

Net cash provided by investing activities	158,984	-	158,984

Net cash provided by financing activities	952,802	-	952,802

Net decrease in cash	(298,027)	-	(298,027)
Cash, beginning of period	906,060	-	906,060
Cash, end of period	$608,033	$-	$608,033

The table below sets forth the changes to the condensed consolidated statement of changes in Stockholders’ Equity for the six months ended June 30, 2024:

	Accumulated Other Comprehensive (Loss)			(Accumulated Deficit)			Non-Controlling Interest
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

Balances at December 31, 2023	$(248,814)	$-	$(248,814)	$(140,350,893)	$-	$(140,350,893)	$9,804,663	$-	$9,804,663

Foreign currency translation adjustment	2,139	1,141	3,280	-	-	-	-	-	-
Net loss	-	-	-	(26,105,011)	(161,321)	(26,266,332)	(246,557)	(105,326)	(351,883)

Balances at March 31, 2024	$(246,675)	$1,141	$(245,534)	$(166,455,904)	$(161,321)	$(166,617,225)	$9,558,106	$(105,326)	$9,452,780

Foreign currency translation adjustment	(45,327)	5,609	(39,718)
Net loss				(2,725,773)	(398,109)	(3,123,882)	(95,487)	(259,922)	(355,409)

Balances at June 30, 2024	$(292,002)	$6,750	$(285,252)	$(169,181,677)	$(559,430)	$(169,741,107)	$9,462,619	$(365,248)	$9,097,371

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

Note 11. Noncontrolling Interests

The following discloses the effects of changes in the Company’s ownership interest in Simson-Maxwell, and on the Company’s equity for six months ended June 30, 2024:

Noncontrolling interest - January 1, 2024	$2,764,015

Net gain (loss) attributable to noncontrolling interest	(620,922)

Noncontrolling interest – June 30, 2024	$2,143,093

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

Operating lease expense for these leases was $460,368 and $347,924 for the three months ended June 30, 2024 and 2023, respectively, and $914,051 and $670,311 for the six months ended June 30, 2024 and 2023, respectively.

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

Information related to our reportable segments and our consolidated results for the six months ended June 30, 2024 is presented below.

	Six Months Ended June 30, 2024
	Oil and Gas	Power Generation	Total
Loss from Operations is as follows:

Revenue	$94,499	$16,103,531	$16,198,030

Operating expenses
Cost of goods	-	11,675,198	11,670,013
Lease operating costs	22,349	-	22,349
General and administrative	2,492,068	5,737,659	8,229,727
Stock-based compensation	304,500	-	305,000
Accretion - ARO	536	-	536
Depreciation, depletion and amortization	199,546	211,583	411,129

Total operating expenses	3,019,499	17,624,440	20,643,939

Loss from operations	$(2,925,000)	$(1,520,909)	$(4,445,909)

Assets

Segment assets	$1,121,196	$23,834,089	$24,955,285
Corporate and unallocated assets			55,108,263

Total Consolidated Assets			$80,063,548

	Six Months Ended June 30, 2023
	Oil and Gas	Power Generation	Total

Income (Loss) from Operations is as follows:

Revenue	$471,406	$13,805,107	$14,276,513

Operating expenses
Cost of goods	-	9,602,970	9,602,970
Lease operating costs	326,192	-	326,192
General and administrative	1,713,676	4,793,545	6,507,221
Stock-based compensation	-	-	-
Accretion - ARO	49,638	-	49,638
Depreciation, depletion and amortization	265,154	195,547	460,701

Total operating expenses	2,354,660	14,592,062	16,946,722

Loss from operations	$(1,883,254)	$(786,955)	$(2,670,209)

Assets

Segment assets	$2,181,277	$24,696,964	$26,878,241
Corporate and unallocated assets			20,158,938

Total Consolidated Assets			$47,037,179

Note 17. Subsequent Events

Series C Preferred Stock

Between July 1, 2024 and April 28, 2025, the Company issued 64,749,044 True-Up Shares to Antilles in connection with Delivery Notices submitted by Antilles.

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

Going Concern Qualification

The Company’s condensed consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $(30,097,506) for the six months ended June 30, 2024, as compared to a net loss of $(2,908,339) for the six months ended June 30, 2023. The loss for the six months ended June 30, 2024, was comprised of, among other things, certain non-cash items, including: (i) change in fair value of derivative liability of $21,242,198; (ii) amortization of debt discount of $1,727,351; (iii) loss on extinguishment of debt of $811,132; (iv) loss on disposal of oil and gas properties of $755,506; and (v) depreciation, depletion and amortization of $411,129.

As of June 30, 2024, the Company had stockholders’ equity of $2,192,394, long-term debt, net of current, of $38,863,179 and a working capital deficiency of $15,906,241. The largest components of current liabilities creating this working capital deficiency are accrued interest on notes payable to Discover Growth Fund, LLC of $5,811,159, drawings by Simson-Maxwell against its bank credit facility of $4,381,161, and a derivative liability of $3,202,691.

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

Liquidity and Capital Resources

Working Capital:	Six Months Ended June 30,
	2024	2023

Current assets	$17,279,581	$17,163,625
Current liabilities	$33,185,822	$25,443,683
Working capital deficit	$(15,906,2412)	$(8,280,058)

Cash Flows:	Six Months Ended June 30,
	2024	2023

Net Cash Used in Operating Activities	$(1,409,813)	$(2,935,186)
Net Cash Provided by (Used In) Investing Activities	$158,984	$(52,393)
Net Cash Provided by Financing Activities	$952,802	$866,794
Decrease in Cash during the Period	$(298,027)	$(2,120,785)
Cash and Cash Equivalents, end of Period	$608,033	$1,118,564

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

Three months ended June 30, 2024, compared to the three months ended June 30, 2023

Revenue

The Company had gross revenues of $9,507,150 for the three months ended June 30, 2024, as compared to $7,032,324 for the three months ended June 30, 2023, an increase of $2,474,826 or 35%. The increase is driven primarily by higher power generation unit sales and service and repair revenues, partially offset by lower oil and gas revenues.

Expenses

The Company’s operating expenses increased by $2,990,557 to $11,694,498 for the three-month period ended June 30, 2024, from $8,721,877 in the corresponding prior year three-month period. Cost of goods sold for the three months ended June 30, 2024 were $7,102,441, as compared to $4,816,339 for the three-month period ended June 30, 2023 due to increased power segment sales. Lease operating costs decreased were nil for the three-month period ended June 30, 2024, as compared to $200,829 for the three-month period ended June 30, 2023. Depreciation, depletion and amortization (“DD&A”) expense decreased to $182,330 as compared to $229,553 in the prior period. General and administrative expenses increased by $952,827 to $4,409,727 compared to $3,456,900 in the corresponding prior period due primarily to the Merger.

Loss from Operations

The Company generated a loss from operations for the three months ended June 30, 2024, of $(2,187,348), compared to  $(1,689,553) for the three months ended June 30, 2023.

Other Income (Expense)

The Company had other expense, net, of $(1,291,943) for the three months ended June 30, 2024, as compared to other income, net of $413,541 for the three months ended June 30, 2023. The decrease was due primarily to higher interest expense, debt discount amortization and a loss on extinguishment of debt.

Net Loss

The Company had a net loss of $(3,479,291) during the three-month period ended June 30, 2024, compared with a net loss of $(1,276,012) for the three-month period ended June 30, 2023.

Six months ended June 30, 2024, compared to the six months ended June 30, 2023

Revenue

The Company had gross revenues of $16,198,030 for the six months ended June 30, 2024, as compared to $14,276,513 for the six months ended June 30, 2023, an increase of $1,921,517 or 13%. The increase is driven primarily by a 30% increase in power generation unit sales revenues to $10,071,550 as compared to $7,760,206 in the prior six-month period.

Expenses

The Company’s operating expenses increased by $3,697,217 to $20,643,939 for the six-month period ended June 30, 2024, from $16,946,722 in the corresponding prior year six-month period. Cost of goods sold for the six months ended June 30, 2024 were $11,675,198, as compared to $9,602,970 for the six-month period ended June 30, 2023 due to increased power segment sales. Lease operating costs decreased to $22,349 for the six-month period ended June 30, 2024, as compared to $326,192 for the six-month period ended June 30, 2023. Depreciation, depletion and amortization (“DD&A”) expense of $411,129 was marginally lower as compared to $460,701 in the prior period. Stock based compensation was $305,000 as compared to zero in the prior period. General and administrative expenses increased by $1,722,506 to $8,229,727 compared to $6,507,221 in the corresponding prior period due primarily to the merger.

Loss from Operations

The Company generated a loss from operations for the six months ended June 30, 2024, of $(4,445,909), compared to  $(2,670,209) for the six months ended June 30, 2023.

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

Net Loss

The Company had a net loss of $(30,097,506) during the six-month period ended June 30, 2024, compared with a net loss of $(2,908,339) for the six-month period ended June 30, 2023.

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

Pinch vs. Petrodome Matter

In or about late 2011 or early 2012, Petrodome Operating, LLC, a wholly owned subsidiary of Petrodome (which in or about December, 2017 become a wholly-owned subsidiary of Viking), on behalf of various working interest owners, including Petrodome East Creole, LLC, another subsidiary of Petrodome Energy, LLC, coordinated the drilling of an approx. 13,000 foot well in the Kings Bayou Field in Cameron Parish, LA.  Petrodome Operating engaged a third party to complete the drilling work.  The subject well produced hydrocarbons from 2012 until approximately June 2016, at which time production ceased, after which Petrodome Operating arranged for the well to be plugged in accordance with State guidelines.  During the time the well was producing hydrocarbons, royalty and/or over-riding royalty payments were made to various mineral and/or land/owners (collectively, “Mineral Owners”).   In or about October, 2019 the Mineral Owners commenced an action against Petrodome Operating, Petrodome East Creole, LLC and others claiming the Mineral Owners suffered damages (i.e., a loss of royalty and/or over-riding royalty payments) as a result of the subject well not, according to the Mineral Owners, being drilled and/or completed properly.  Petrodome Operating, Petrodome East Creole, LLC and the other defendants denied the Mineral Owners’ claims and engaged counsel to defend the action.

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

