Form 10-Q/A
period 2024-09-30
CAMBER ENERGY, INC.
filed 2025-04-30
CIK 1309082

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

Explanatory Note

Camber Energy, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) to amend our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed with the Securities and Exchange Commission (the “SEC”) on November 13, 2024 (“Original Report”) to restate the Company’s condensed consolidated financial statements and related notes (collectively, the “financial statements” or “Financial Statements”) for the three and nine months ended September 30, 2024. This Form 10-Q/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-Q/A” below.

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

CAMBER ENERGY, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMBER ENERGY, INC. Condensed Consolidated Balance Sheets (Unaudited) (Restated)

	As of September 30, 2024	As of December 31, 2023

ASSETS
Current assets:
Cash	$451,415	$906,060
Accounts receivable, net	5,922,607	8,545,449
Inventory, net	9,555,867	9,795,969
Prepaids and other current assets	389,951	406,358
Total current assets	16,319,840	19,653,836

Oil and gas properties, full cost method
Proved oil and gas properties, net	-	1,083,576
Total oil and gas properties, net	-	1,083,576

Fixed assets, net	1,512,118	1,639,759
Right of use assets, net	8,474,180	3,900,632
ESG Clean Energy license, net	4,036,705	4,268,437
Other intangibles - Simson Maxwell, net	2,291,221	2,417,145
Other intangibles - Variable Interest Entities	15,433,340	15,433,340
Goodwill	-	34,860,411
Due from related parties	342,056	334,437
Deposits and other assets	-	10,300
TOTAL ASSETS	$48,409,460	$83,601,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,457,333	$6,759,819
Accrued expenses and other current liabilities	9,415,250	10,993,350
Customer deposits	3,319,355	2,769,486
Undistributed revenues and royalties	1,637,251	1,633,838
Current portion of operating lease liabilities	1,607,152	1,357,653
Due to related parties	821,016	643,121
Current portion of notes payable - related parties	502,730	407,154
Bank indebtedness - credit facility	4,193,122	3,365,995
Derivative liability	533,782	3,863,321
Current portion of long-term debt - net of discount	2,821	2,743
Total current liabilities	31,489,812	31,796,480
Long-term debt - net of current portion and debt discount	39,673,475	39,971,927
Notes payable - related parties - net of current portion	519,038	578,863
Operating lease liabilities, net of current portion	6,937,752	2,588,287
Contingent obligations	1,435,757	1,435,757
Asset retirement obligation	965,042	1,042,900
TOTAL LIABILITIES	81,020,876	77,414,214

Commitments and contingencies (Note 14)	-	-

STOCKHOLDERS’ EQUITY
Preferred stock Series A, $0.001 par value, 50,000 shares authorized, 28,092 shares issued and outstanding as of September 30, 2024 and December 31, 2023	28	28
Preferred stock Series C, $0.001 per value, 5,200 shares authorized, 30 shares issued and outstanding as of September 30, 2024 and December 31, 2023. Liquidation preference of $1,033,950.	1	1
Preferred stock Series G, $0.001 par value, 25,000 authorized, 5,272 shares issued and outstanding as of September 30, 2024 and December 31 2023. Liquidation preference of nil.	5	5
Preferred stock Series H, $0.001 par value, 2,075 shares authorized, nil and 275 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	-	3
Common stock, $0.001 par value, 500,000,000 shares authorized, 236,136,858 and 119,301,921 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	236,137	119,302
Common stock to be issued on true-up of prior Series C Preferred stock conversions (43,574,679 shares to be issued)	6,971,949	-
Additional paid-in capital	155,913,262	136,863,364
Accumulated other comprehensive loss	(295,472)	(248,814)
Accumulated deficit	(204,021,841)	(140,350,893)
Parent’s stockholders’ deficit in Camber	(41,195,931)	(3,617,004)
Non-controlling interest	8,584,515	9,804,663
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(32,611,416)	6,187,659
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$48,409,460	$83,601,873

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Condensed Consolidated Statements of Operations (Unaudited) (Restated)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenue
Power generation units and parts	$3,731,086	$6,742,182	$13,802,636	$14,502,388
Service and repairs	3,282,781	3,155,064	9,314,762	9,199,965
Oil and gas sales	2,858	233,824	97,357	705,230
	716,725	10,131,070	23,214,755	24,407,583
Operating expenses
Cost of goods sold	4,962,370	6,653,715	16,637,568	16,256,686
Lease operating costs	-	207,931	22,352	534,123
General and administrative	3,760,486	3,557,486	11,990,210	10,064,707
Stock-based compensation	-	-	305,000	-
Depreciation, depletion and amortization	185,298	237,361	596,427	698,061
Accretion – Asset Retirement Obligation	-	17,961	536	67,599
Total operating expenses	8,908,154	10,674,454	29,552,093	27,621,176

Loss from operations	(1,891,429)	(543,384)	(6,337,338)	(3,213,593)

Other income (expense)
Interest expense, net	(555,561)	(421,349)	(1,702,638)	(757,503)
Amortization of debt discount	(811,011)	(608,002)	(2,538,362)	(873,776)
Change in fair value of derivative liability	2,668,909	(5,986,536)	(18,573,289)	(5,803,791)
Loss on disposal of oil and gas properties	-	-	(755,506)	-
Loss on extinguishment of debt	-	(442,203)	(811,132)	(605,507)
Goodwill impairment	(34,860,411)	-	(34,860,411)	-
Other income	655,913	124,130	687,580	468,487
Total other expense, net	(32,902,161)	(7,333,960)	(58,553,758)	(7,572,090)

Net loss before income taxes	(34,793,590)	(7,877,344)	(64,891,096)	(10,785,683)
Income tax benefit (expense)	-	-	-	-
Net loss	(34,793,590)	(7,877,344)	(64,891,096)	(10,785,683)
Net income (loss) attributable to non-controlling interest	(512,856)	298,219	(1,220,148)	(66,355)
Net loss attributable to Camber Energy, Inc.	$(34,280,734)	$(8,175,563)	$(63,670,948)	$(10,719,328)
Loss per share of common stock
Basic and Diluted	$(0.15)	$(0.10)	$(0.35)	$(0.18)
Weighted average number of shares of common stock outstanding
Basic and Diluted	221,303,415	81,321,320	179,627,083	58,140,435

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Condensed Consolidated Statements of Comprehensive Loss (Unaudited) (Restated)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

Net loss	$(34,793,590)	$(7,877,344)	$(64,891,096)	$(10,785,683)
Foreign currency translation adjustment	(10,220)	11,388	(46,658)	121,495

Total comprehensive loss	(34,803,810)	(7,865,956)	(64,937,754)	(10,664,188)

Less comprehensive profit (loss) attributable to non-controlling interest
Profit (loss) attributable to non-controlling interest	(512,856)	298,219	(1,220,148)	(66,355)
Foreign currency translation adjustment attributable to non-controlling interest	(4,037)	4,498	(18,430)	47,990

Comprehensive profit (loss) attributable to non-controlling interest	(516,893)	302,717	(1,238,578)	(18,365)

Comprehensive loss attributable to Camber	$(34,286,917)	$(8,168,673)	$(63,699,176)	$(10,645,823)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Condensed Consolidated Statements of Cash Flows (Unaudited) (Restated)

	Nine Months Ended
	September 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(64,891,096)	$(10,785,683)
Adjustments to reconcile net loss to cash used in operating activities:
Goodwill impairment	34,860,411	-
Change in fair value of derivative liability	18,573,289	5,803,791
Stock-based compensation	305,000	-
Depreciation, depletion and amortization	596,427	698,061
Amortization of right-of-use assets	1,281,011	1,014,621
Accretion – asset retirement obligation	536	67,599
Amortization of debt discount	2,538,362	873,776
Loss on extinguishment of debt	811,132	605,507
Loss on disposal of oil and gas properties	755,506	-
Foreign currency translation adjustment	(46,658)	121,495
Changes in operating assets and liabilities:
Accounts receivable, net	2,622,842	(1,219,447)
Inventory	240,102	743,378
Prepaids and other current assets	26,707	(76,879)
Accounts payable	2,697,514	(245,418)
Accrued expenses and other current liabilities	(1,293,070)	936,099
Due to related parties	170,276	(993)
Customer deposits	549,869	(2,290,511)
Operating lease liabilities	(1,255,595)	(1,002,295)
Undistributed revenues and royalties	3,413	(83,430)
Net cash used in operating activities	(1,454,022)	(4,840,379)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	205,000	-
Acquisition of fixed assets	(66,454)	(133,373)
Cash acquired on Merger	-	154,955
Net cash provided by investing activities	138,546	21,582

Cash flows from financing activities:
Repayment of long-term debt	(2,047)	(373,069)
Proceeds from long-term debt	-	4,000,000
Repayment of non-interest-bearing advances from Parent	-	(2,120,000)
Advances from bank credit facility	827,127	1,213,441
Proceeds from promissory notes, related parties, net	35,751	291,675
Net cash provided by financing activities	860,831	3,012,047

Net decrease in cash	(454,645)	(1,806,750)
Cash, beginning of period	906,060	3,239,349
Cash, end of period	$451,415	$1,432,599
Supplemental Cash Flow Information:
Cash paid for:
Interest	$431,749	$421,754
Income taxes	$-	$-

Supplemental disclosure of Non-Cash Investing and Financing Activities:
Issuance of shares on true-up of Series C Preferred Stock	$14,930,879	$-
Common stock to be issued related to prior conversions of Series C Preferred Stock	$6,971,949	$-
Issuance of common stock on conversion of debt	$3,645,821	$3,832,273
Issuance of common stock on conversion of accrued interest on debt	$285,030	$-
Addition of right-of-use asset and lease liability	$5,854,559	$945,943

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) (Restated)

For the nine months ended September 30, 2024

	Preferred Stock Series A		Preferred Stock Series C		Preferred Stock Series G		Preferred Stock Series H		Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated Other Comprehensive	(Accumulated	Non-controlling	Total Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Number	Number	Number	Amount	Number	Amount	Capital	(Loss)	Deficit)	Interest	Equity

Balances at December 31, 2023	28,092	$28	30	1	5,272	5	275	$3	119,301,921	$119,302	-	$-	$136,863,364	$(248,814)	$(140,350,893)	$9,804,663	$6,187,659

Common shares issued on true-up of Series C preferred stock	-	-	-	-	-	-	-	-	31,138,378	31,138	-	-	5,617,933	-	-	-	$5,649,071
Common shares to be issued on true-up of Series C preferred stock	-	-	-	-	-	-	-	-	-	-	101,585,980	16,253,757	-	-	-	-	$16,253,757
Common shares issued for services	-	-	-	-	-	-	-	-	1,500,000	1,500	-	-	303,500	-	-	-	$305,000
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	3,280	-	-	$3,280
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(26,266,332)	(351,883)	$(26,618,215)

Balances at March 31, 2024	28,092	$28	30	$1	5,272	$5	275	$3	151,940,299	$151,940	101,585,980	$16,253,757	$142,784,797	$(245,534)	$(166,617,225)	$9,452,780	$1,780,552

Common shares issued on true-up of Series C preferred stock	-	-	-	-	-	-	-	-	21,907,663	21,908	-	-	3,483,318	-	-	-	$3,505,226
Common shares to be issued on true-up of Series C preferred stock	-	-	-	-	-	-	-	-	-	-	(21,907,663)	(3,505,226)	-	-	-	-	$(3,505,226)
Common shares issued on conversion of Series H preferred stock	-	-	-	-	-	-	(275)	(3)	4,583,333	4,583	-	-	(4,580)	-	-	-	$-
Common shares issued on conversion of debt	-	-	-	-	-	-	-	-	19,907,976	19,908	-	-	3,625,913	-	-	-	$3,645,821
Common shares issued on conversion of accrued interest	-	-	-	-	-	-	-	-	1,693,949	1,694	-	-	283,336	-	-	-	$285,030
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	(39,718)	-	-	$(39,718)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,123,882)	(355,409)	$(3,479,291)

Balances at June 30, 2024	28,092	$28	30	$1	5,272	$5	-	$-	200,033,220	$200,033	79,678,317	$12,748,531	$150,172,784	$(285,252)	$(169,741,107)	$9,097,371	$2,192,394

Common shares issued on true-up of Series C preferred stock	-	-	-	-	-	-	-	-	36,103,638	36,104	-	-	5,740,478	-	-	-	$5,776,582
Common shares to be issued on true-up of Series C preferred stock	-	-	-	-	-	-	-	-	-		(36,103,638)	(5,776,582)	-	-	-	-	$(5,776,582)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	(10,220)	-	-	$(10,220)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(34,280,734)	(512,856)	$(34,803,810)

Balances at September 30, 2024	28,092	$28	30	$1	5,272	$5	-	$-	236,136,858	$236,137	43,574,679	$6,971,949	$155,913,262	$(295,472)	$(204,021,841)	$8,584,515	$(32,611,416)

For the nine months ended September 30, 2023

	Preferred Stock Series A		Preferred Stock Series C		Preferred Stock Series G		Preferred Stock Series H		Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated Other Comprehensive	(Accumulated	Non-controlling	Total Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	(Loss)	Deficit)	Interest	Equity

Balances at December 31, 2022	28,092	$28	-	-	-	-	475	$5	44,852,611	$44,853	-	$-	$127,757,269	$(425,677)	$(122,187,673)	$10,176,510	$15,365,315

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	0	-	62,546	-	-	$62,546
Net loss	-	-	-	-	-	-	-	-	-	-	-	0	-	-	(1,552,099)	(80,228)	$(1,632,327)

Balances at March 31, 2023	28,092	$28	-	$-	-	$-	475	$5	44,852,611	$44,853	-	$-	$127,757,269	$(363,131)	$(123,739,772)	$10,096,282	$13,795,534

Shares issued on conversion of debt	-	-	-	-	-	-	-	-	588,235	589	-	-	370,000	-	-	-	$370,589
Shares issues on exercise of warrants	-	-	-	-	-	-	-	-	3,849,306	3,849	-	-	(3,849)	-	-	-	$-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	47,561	-	-	$47,561
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(991,666)	(284,346)	$(1,276,012)

Balances at June 30, 2023	28,092	$28	-	$-	-	$-	475	$5	49,290,152	$49,291	-	$-	$128,123,420	$(315,570)	$(124,731,438)	$9,811,936	$12,937,672

Reverse merger adjustment	-	-	49	1	5,272	5	-	-	32,876,514	32,876	-	-	(4,428,916)	-	-	-	$(4,396,034)
Shares issued on conversion of debt	-	-	-	-	-	-	-	-	9,037,670	9,037	-	-	6,136,430	-	-	-	$6,145,467
Shares issued on conversion of Series H preferred stock	-	-	-	-	-	-	(200)	(2)	3,333,333	3,333	-	-	(3,331)	-	-	-	$-
Shares issued on conversion of Series C preferred stock	-	-	(19)	-	-	-	-	-	1,093,358	1,094	-	-	(1,094)	-	-	-	$-
Shares issued on true-up of Series C preferred stock	-	-	-	-	-	-	-	-	11,900,223	11,900	-	-	4,246,069				$4,257,969
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-		11,388	-	-	$11,388
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(8,175,563)	298,219	$(7,877,344)

Balances at September 30, 2023	28,092	$28	30	$1	5,272	$5	275	$3	107,531,250	$107,531	-	$-	$134,072,578	$(304,182)	$(132,907,001)	$10,110,155	$11,079,118

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

Note 3. Going Concern

The Company’s condensed consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $(64,891,096) for the nine months ended September 30, 2024, as compared to a net loss of $(10,785,683) for the nine months ended September 30, 2023. The loss for the nine months ended September 30, 2024, was comprised of, among other things, certain non-cash items, including: (i) goodwill impairment of $34,860,411; (ii) change in fair value of derivative liability of $18,573,289; (iii) amortization of debt discount of $2,538,362; (iv) loss on extinguishment of debt of $811,132; (v) loss on disposal of oil and gas properties of $755,506; and (vi) depreciation, depletion and amortization of $596,427.

As of September 30, 2024, the Company had stockholders’ deficit of $(32,611,416), long-term debt, net of current, of $39,673,475 and a working capital deficiency of $(15,169,972). The largest components of current liabilities creating this working capital deficiency are accrued interest on notes payable to Discover Growth Fund, LLC (“Discover”) of $6,194,664 and drawings by Simson-Maxwell against its bank credit facility of $4,193,122.

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

Assets and liabilities measured at fair value as of and for the nine months ended September 30, 2024 are classified below based on the fair value hierarchy described above:

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

Inventory consisted of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Units and work-in-process	$7,726,587	$8,181,067
Parts	3,018,593	2,839,833
	10,745,180	11,020,900
Reserve for obsolescence	(1,189,313)	(1,224,931)
	$9,555,867	$9,795,969

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

The following table disaggregates Simson-Maxwell’s revenue by source for the three and nine months ended September 30, 2024 and 2023:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Power generation units	$2,847,751	$4,849,415	$11,768,659	$10,416,808
Parts	883,335	1,892,767	3,033,977	4,085,580
Total units and parts	3,731,086	6,742,182	13,802,636	14,502,388
Service and repairs	3,282,781	3,155,064	9,314,762	9,199,965
	$7,013,867	$9,897,246	$23,117,398	$23,702,353

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

u) Subsequent events

The Company has evaluated all subsequent events from September 30, 2024 through April 28, 2025 (see Note 17).

Note 5. Restatement of Previously Issued Financial Statements

During the process of preparing the consolidated financial statements as of and for the twelve months ended December 31, 2024, the Company became aware that beginning in March 2024, Simson-Maxwell, its 60.5% majority owned subsidiary, had improperly modified how it applied the Company’s accounting policy for revenue recognition.

Specifically, Simson-Maxwell concluded that a customer contract to deliver a power generation unit included multiple performance obligations, rather than a single one, and began to recognize revenue upon the completion of each of these obligations.

Upon further evaluation, the Company concluded that the contract milestones, which had been identified by Simson-Maxwell as performance obligations, did not meet the requirements outlined in ASC 606 – Revenue from Contracts with Customers, and that no revenue (and related costs) should have been recognized related to these milestones.

Further, the Company identified that, during the three month period ended June 30, 2024, Simson-Maxwell erroneously failed to record the cost of sale associated with one of the aforementioned revenue entries.

The restatement results in (i) a reduction in power generation unit sales revenues and cost of goods sold, and a higher net loss for the three and nine month periods, and (ii) an increase in the balances of inventory and customer deposit at September 30, 2024. The restatement does not impact the cash flows of the Company.

The table below sets forth the changes to the condensed consolidated balance sheet as of September 30, 2024:

	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets:
Inventory, net	8,321,934	1,233,933	9,555,867
Other current assets	6,763,973	-	6,763,973
Total current assets	15,085,907	1,233,933	16,319,840
Total non-current assets	32,089,620	-	32,089,620

TOTAL ASSETS	$47,175,527	$1,233,933	$48,409,460

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Customer deposits	1,136,835	2,182,520	3,319,355
Other current liabilities	28,170,457	-	28,170,457
Total current liabilities	29,307,292	2,182,520	31,489,812
Total non-current liabilities	49,531,064	-	49,531,064
TOTAL LIABILITIES	78,838,356	2,182,520	81,020,876

STOCKHOLDERS’ EQUITY (DEFICIT)
Share capital and additional paid-in capital	163,121,382	-	163,121,382
Accumulated other comprehensive loss	(293,472)	(2,000)	(295,472)
Accumulated deficit	(203,449,156)	(572,685)	(204,021,841)
Parent’s stockholders’ equity (deficit) in Camber	(40,621,246)	(574,685)	(41,195,931)
Non-controlling interest	8,958,417	(373,902)	8,584,515
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(31,662,829)	(948,587)	(32,611,416)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$47,175,527	$1,233,933	$48,409,460

The table below sets for the changes to the condensed consolidated statement of operations and condensed consolidated statement of comprehensive loss for the three and nine months ended September 30, 2024.

	Three months ended September 30, 2024			Nine months ended September 30, 2024
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenue
Power generation units and parts	$3,912,373	$(181,287)	$3,731,086	$15,998,386	$(2,195,750)	$13,802,636
Service and repairs	3,282,781	-	3,282,781	9,314,762		9,314,762
Oil and gas	2,858	-	2,858	97,357		97,357
Total revenue	7,198,012	(181,287)	7,016,725	25,410,505	(2,195,750)	23,214,755

Operating expenses
Cost of goods sold	5,121,748	(159,378)	4,962,370	17,886,731	(1,249,163)	16,637,568
Other operating expenses	3,945,784	-	3,945,784	12,914,525	-	12,914,525
Total operating expenses	9,067,532	(159,378)	8,908,154	30,801,256	(1,249,163)	29,552,093

Loss from operations	(1,869,520)	(21,909)	(1,891,429)	(5,390,751)	(946,587)	(6,337,338)

Total other expense, net	(32,902,161)	-	(32,902,161)	(58,553,758)	-	(58,553,758)

Net loss before income taxes	(34,771,681)	(21,909)	(34,793,590)	(63,944,509)	(946,587)	(64,891,096)
Income tax benefit (expense)	-		-	-		-
Net loss	(34,771,681)	(21,909)	(34,793,590)	(63,944,509)	(946,587)	(64,891,096)
Net loss attributable to non-controlling interest	(504,202)	(8,654)	(512,856)	(846,246)	(373,902)	(1,220,148)
Net loss attributable to Camber Energy, Inc.	$(34,267,479)	$(13,255)	$(34,280,734)	$(63,098,263)	$(572,685)	$(63,670,948)

Loss per common share, basic and diluted	$(0.15)	$0.00	$(0.15)	$(0.35)	$(0.00)	$(0.35)
Weighted average number of common shares outstanding, basic and diluted	221,303,415	221,303,415	221,303,415	179,627,083	179,627,083	179,627,083

	Three months ended September 30, 2024			Nine months ended September 30, 2024
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

Net loss	$(34,771,681)	$(21,909)	$(34,793,590)	$(63,944,509)	$(946,587)	$(64,891,096)
Foreign currency translation adjustment	(1,470)	(8,750)	(10,220)	(44,658)	(2,000)	(46,658)

Total comprehensive loss	(34,773,151)	(30,659)	(34,803,810)	(63,989,167)	(948,587)	(64,937,754)

Less comprehensive loss attributable to non-controlling interest
Loss attributable to non-controlling interest	(504,202)	(8,654)	(512,856)	(846,246)	(373,902)	(1,220,148)
Foreign currency translation adjustment attributable to non-controlling interest	(581)	(3,456)	(4,037)	(17,640)	(790)	(18,430)

Comprehensive loss attributable to non-controlling interest	(504,783)	(12,110)	(516,893)	(863,886)	(374,692)	(1,238,578)

Comprehensive loss attributable to Camber Energy, Inc.	$(34,268,368)	$(18,549)	$(34,286,917)	$(63,125,281)	$(573,895)	$(63,699,176)

The table below sets for the changes to the condensed consolidated statement of cash flows for the nine months ended September 30, 2024.

	Nine months ended September 30, 2024
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(63,944,509)	$(946,587)	$(64,891,096)
Adjustments to reconcile net loss to cash used in operating activities:
Foreign currency translation adjustment	(44,658)	(2,000)	(46,658)
Other	59,721,674	-	59,721,674
Changes in operating assets and liabilities:			-
Inventory	1,474,035	(1,233,933)	240,102
Customer deposits	(1,632,651)	2,182,520	549,869
Other	2,972,087	-	2,972,087
Net cash used in operating activities	(1,454,022)	-	(1,454,022)

Net cash provided by investing activities	138,546	-	138,546

Net cash provided by financing activities	860,831	-	860,831

Net decrease in cash	(454,645)	-	(454,645)
Cash, beginning of period	906,060	-	906,060
Cash, end of period	$451,415	$-	$451,415

The table below sets forth the changes to the condensed consolidated statement of changes in Stockholders’ Equity for the nine months ended September 30, 2024:

	Accumulated Other Comprehensive (Loss)			(Accumulated Deficit)			Non-Controlling Interest
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

Balances at December 31, 2023	$(248,814)	$-	$(248,814)	$(140,350,893)	$-	$(140,350,893)	$9,804,663	$-	$9,804,663

Foreign currency translation adjustment	2,139	1,141	3,280	-	-	-	-	-	-
Net loss	-	-	-	(26,105,011)	(161,321)	(26,266,332)	(246,557)	(105,326)	(351,883)

Balances at March 31, 2024	$(246,675)	$1,141	$(245,534)	$(166,455,904)	$(161,321)	$(166,617,225)	$9,558,106	$(105,326)	$9,452,780

Foreign currency translation adjustment	(45,327)	5,609	(39,718)
Net loss				(2,725,773)	(398,109)	(3,123,882)	(95,487)	(259,922)	(355,409)

Balances at June 30, 2024	$(292,002)	$6,750	$(285,252)	$(169,181,677)	$(559,430)	$(169,741,107)	$9,462,619	$(365,248)	$9,097,371

Foreign currency translation adjustment	(1,470)	(8,750)	(10,220)
Net loss				$(34,267,479)	$(13,255)	(34,280,734)	(504,202)	(8,654)	(512,856)

Balances at September 30, 2024	$(293,472)	$(2,000)	$(295,472)	$(203,449,156)	$(572,685)	$(204,021,841)	$8,958,417	$(373,902)	$8,584,515

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

Note 11. Noncontrolling Interests

The following discloses the effects of changes in the Company’s ownership interest in Simson-Maxwell, and on the Company’s equity for nine months ended September 30, 2024:

Noncontrolling interest - January 1, 2024	$2,764,015

Net loss attributable to noncontrolling interest	(1,091,367)

Noncontrolling interest – September 30, 2024	$1,672,648

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

Operating lease expense for these leases was $272,984 and $248,344 for the three months ended September 30, 2024 and 2023, respectively, and $1,187,035 and $918,655 for the nine months ended September 30, 2024 and 2023, respectively.

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

Information related to our reportable segments and our consolidated results for the nine months ended September 30, 2024 is presented below.

	Nine Months Ended September 30, 2024
	Oil and Gas	Power Generation	Total
Loss from Operations is as follows:

Revenue	$97,357	$23,117,398	$23,214,755

Operating expenses
Cost of goods	-	16,637,568	16,637,568
Lease operating costs	22,352	-	22,352
General and administrative	3,144,693	8,845,517	11,990,210
Stock-based compensation	305,000	-	305,000
Accretion - ARO	536	-	536
Depreciation, depletion and amortization	277,354	319,073	596,427

Total operating expenses	3,749,935	25,802,158	29,552,093

Loss from operations	$(3,652,578)	$(2,684,760)	$(6,337,338)

Assets

Segment assets	$631,161	$27,108,255	$27,739,416
Corporate and unallocated assets			20,670,044

Total Consolidated Assets			$48,409,460

	Nine Months Ended September 30, 2023
	Oil and Gas	Power Generation	Total

Income (Loss) from Operations is as follows:

Revenue	$705,230	$23,702,353	$24,407,583

Operating expenses
Cost of goods	-	16,256,686	16,256,686
Lease operating costs	534,123	-	534,123
General and administrative	2,901,072	7,163,635	10,064,707
Stock-based compensation	-	-	-
Accretion - ARO	67,599	-	67,599
Depreciation, depletion and amortization	398,722	299,339	698,061

Total operating expenses	3,901,516	23,719,660	27,621,176

Loss from operations	$(3,196,286)	$(17,307)	$(3,213,593)

Assets

Segment assets	$4,377,462	$24,644,370	$29,021,832
Corporate and unallocated assets			54,639,996

Total Consolidated Assets			$83,661,828

Note 17. Subsequent Events

Series C Preferred Stock

Between October 1, 2024 and April 28, 2025, the Company issued 28,645,406 True-Up Shares to Antilles in connection with Delivery Notices submitted by Antilles.

On April 8, 2025, the Company issued 8,007,281 shares of Common Stock to Antilles in exchange for the conversion of 9 shares of Series C Convertible Preferred Stock, leaving 21 shares of Series C Convertible Preferred Stock issued and outstanding as of such date.

Warrants

On or about October 23, 2024, the Company and James Doris entered into a Second Amendment to Common Stock Warrant Agreement pursuant to which the exercise price of Mr. Doris’ outstanding warrants (i.e., right to purchase 1,666,667 shares of common stock of the Company) was increased from $0.009 per share to $1.00 per share.

Litigation

Archrock vs. Petrodome et al.

In December, 2024 applicable parties entered into a Settlement Agreement pursuant to which Viking paid $50,000 to settle all claims as against Petrodome Energy, LLC, Petrodome Operating, LLC, Viking and James Doris, without any party admitting liability.  On or about December 30, 2024 the Archrock Claim was officially dismissed with prejudice.

Merger Related Litigation

On March 31, 2025, the U.S. District Court for the Southern District of Texas, Houston Division, granted a motion by the Company to dismiss with prejudice Class Action Complaint (i.e., C.A. No.4:24-cv-00489) styled Lawrence Rowe, Individually and on Behalf of All Others Similarly Situated v. James A. Doris and Camber Energy, Inc. The Plaintiff has 30 days from the date of the order to appeal the Court’s decision.

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

Going Concern Qualification

The Company’s condensed consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $(64,891,096) for the nine months ended September 30, 2024, as compared to a net loss of $(10,785,683) for the nine months ended September 30, 2023. The loss for the nine months ended September 30, 2024, was comprised of, among other things, certain non-cash items, including: (i) goodwill impairment of $34,860,411; (ii) change in fair value of derivative liability of $18,573,289; (iii) amortization of debt discount of $2,538,362; (iv) loss on extinguishment of debt of $811,132; (v) loss on disposal of oil and gas properties of $755,506; and (vi) depreciation, depletion and amortization of $596,427.

As of September 30, 2024, the Company had stockholders’ deficit of $(32,611,416), long-term debt, net of current, of $39,673,475 and a working capital deficiency of $(15,169,972). The largest components of current liabilities creating this working capital deficiency are accrued interest on notes payable to Discover Growth Fund, LLC (“Discover”) of $6,194,664 and drawings by Simson-Maxwell against its bank credit facility of $4,193,122.

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

Liquidity and Capital Resources

Working Capital:	Nine Months Ended September 30,
	2024	2023

Current assets	$16,319,840	$17,944,854
Current liabilities	$31,489,812	$27,396,632
Working capital deficit	$(15,169,972)	$(9,451,778)

Cash Flows:	Nine Months Ended September 30,
	2024	2023

Net Cash Used in Operating Activities	$(1,454,022)	$(4,840,379)
Net Cash Provided by (Used In) Investing Activities	$138,546	$21,582
Net Cash Provided by Financing Activities	$860,831	$3,012,047
Decrease in Cash during the Period	$(454,645)	$(1,806,750)
Cash and Cash Equivalents, end of Period	$451,415	$1,432,599

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

Three months ended September 30, 2024, compared to the three months ended September 30, 2023

Revenue

The Company had gross revenues of $7,016,725 for the three months ended September 30, 2024, as compared to $10,131,070 for the three months ended September 30, 2023, a decrease of $3,114,345 or 31%. The reported decrease is driven primarily by an unusually large sale recorded in the three-month period ended September 30, 2023.

Expenses

The Company’s operating expenses decreased by $1,766,300 to $8,908,154 for the three-month period ended September 30, 2024, from $10,674,454 in the corresponding prior year three-month period. Cost of goods sold for the three months ended September 30, 2024 were $4,962,370, as compared to $6,653,715 for the three-month period ended September 30, 2023 due to decreased power segment sales. Lease operating costs decreased were nil for the three-month period ended September 30, 2024, as compared to $207,931 for the three-month period ended September 30, 2023. Depreciation, depletion and amortization (“DD&A”) expense decreased to $185,298 as compared to $237,361 in the prior period. General and administrative expenses increased to $3,760,486 compared to $3,557,486 in the corresponding prior period.

Loss from Operations

The Company generated a loss from operations for the three months ended September 30, 2024 of $(1,891,429), compared to  $(543,384) for the three months ended September 30, 2023.

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

Net Loss

The Company had a net loss of $(34,793,590) during the three-month period ended September 30, 2024, compared with a net loss of $(7,877,344) for the three-month period ended September 30, 2023.

Nine months ended September 30, 2024, compared to the nine months ended September 30, 2023

Revenue

The Company had gross revenues of $23,214,755 for the nine months ended September 30, 2024, as compared to $24,407,583 for the nine months ended September 30, 2023, a decrease of $1,192,828 or 5%.Lower oil and gas revenues were partially offset by higher power segment revenues.

Expenses

The Company’s operating expenses increased by $1,930,917 to $29,552,093 for the nine-month period ended September 30, 2024, from $27,621,176 in the corresponding prior year nine-month period. Cost of goods sold for the nine months ended September 30, 2024 were $16,637,568, as compared to $16,256,686 for the nine-month period ended September 30, 2023 due to increased power segment sales. Lease operating costs decreased to $22,352 for the nine-month period ended September 30, 2024, as compared to $534,123 for the nine-month period ended September 30, 2023. Depreciation, depletion and amortization (“DD&A”) expense was $596,427 as compared to $698,061 in the prior period. Stock based compensation was $305,000 as compared to zero in the prior period. General and administrative expenses increased by $1,925,503 to $11,990,210 compared to $10,064,707 in the corresponding prior period.

Loss from Operations

The Company generated a loss from operations for the nine months ended September 30, 2024, of $(6,337,338), compared to $(3,213,593) for the nine months ended September 30, 2023.

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

Net Loss

The Company had a net loss of $(64,891,096) during the nine-month period ended September 30, 2024, compared with a net loss of $(10,785,683) for the nine-month period ended September 30, 2023.

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

2.	The Company lacks sufficient internal resources to analyze, interpret, and monitor compliance with complex accounting issues; and

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

