Form 10-K
period 2024-12-31
CAMBER ENERGY, INC.
filed 2025-05-12
CIK 1309082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______ to ___________

Commission File Number: 001-32508

CAMBER ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-2660243
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12 Greenway Plaza, Suite 1100, Houston, Texas	77046
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (281) 404-4387

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	NA	NA

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

As of June 30, 2024 (the date of the registrant’s most recently completed second quarter), the aggregate market value of the shares of the registrant’s common equity held by non-affiliates was approximately $23,976,453 using the June 30, 2024 closing price of the registrant’s common stock of $0.12 per share on such date. Shares of the registrant’s common stock held by each executive officer and director and by each person who beneficially owns 10 percent or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be “affiliates” of the registrant for purposes of the above calculation. This determination of affiliate status is not a conclusive determination for other purposes.

There were 272,789,545 shares of the registrant’s common stock outstanding as of May 8, 2025.

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

•

Significant dilution caused by prior and/or future conversion of Series C Preferred Stock into common stock, as well as downward pressure on our stock price as a result of the sale of such common shares;

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

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “Camber,” “Camber Energy” and “Camber Energy, Inc.” refer specifically to Camber Energy, Inc., and: its wholly-owned subsidiaries Viking Energy Group, Inc. (“Viking”), Camber Permian LLC and CE Operating LLC; the wholly-owned subsidiaries of Viking (Mid-Con Petroleum, LLC, Mid-Con Drilling, LLC, Mid-Con Development, LLC, and Petrodome Energy, LLC.), and; the majority-owned subsidiaries of Viking (Simson-Maxwell Ltd., Viking Ozone Technology, LLC, Viking Protection Systems, LLC, and Viking Sentinel Technology, LLC).

In addition, unless the context otherwise requires and for the purposes of this Report only:

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

•	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and

•	“Securities Act” refers to the Securities Act of 1933, as amended.

 PART I

ITEM 1. BUSINESS.

Camber is a growth-oriented diversified energy company. Through our majority-owned subsidiaries we provide custom energy and power solutions to commercial and industrial clients in North America, and have a majority interest in: (i) an entity with intellectual property rights to a fully developed, patented, proprietary Medical and Bio-Hazard Waste Treatment system using Ozone Technology; and (ii) entities with the intellectual property rights to fully developed, patented and patent pending, proprietary Electric Transmission and Distribution Broken Conductor Protection Systems. Also, we hold a license to a patented clean energy and carbon-capture system with exclusivity in Canada and for multiple locations in the United States. The Company is also exploring other energy-related opportunities and/or technologies which are currently generating revenue or have a reasonable prospect of generating revenue within a reasonable period of time.

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

Clean Energy and Carbon-Capture System:

In August 2021, Viking entered into a license agreement with ESG Clean Energy, LLC (“ESG”), to utilize ESG’s patent rights and know-how related to stationary electric power generation and heat and carbon dioxide capture (the “ESG Clean Energy System”). The intellectual property licensed by Viking includes certain patents and/or patent applications, including the following:

No.	Reference No.	Details	Status	Directed To
1	5874.001A	U.S. Patent No.: 10,774,733, File date: October 24, 2018, Issue date: September 15, 2020, Titled: "Bottoming Cycle Power System."	Issued	Systems for generating bottoming cycle power and producing distilled water
2	5874.001AEP

European Patent No.: EP3728891, Issue Date: April 12, 2023; Validated in the United Kingdom, France and Germany; European Patent Application No.: EP18870699.8, International File date: October 24, 2018, PCT Publication No.: WO2019084208, European Publication No.: EP3728801A1; Titled: "Bottoming Cycle Power System."

			Issued	Systems for generating bottoming cycle power and producing distilled water
3	5874.004	U.S. Patent No.: 11286832, Issue Date: March 29, 2022; U.S. Patent Application No.: 17/224,200, File date: April 7, 2021, Titled: "Bottoming Cycle Power System.”	Issued	Systems for generating bottoming cycle power and capturing carbon dioxide
4	5874.004A

U.S. Patent No.: 11415052, Issue Date: August 16, 2022; U.S. Patent Application No.: 17/448,943, File date: September 27, 2021, Titled: "Systems and Methods Associated With Bottoming Cycle Power Systems for Generating Power and Capturing Carbon Dioxide."

			Issued	Systems and Methods for generating bottoming cycle power and capturing carbon dioxide
5	5874.004B

US Patent No.: 11624307, Issue Date: April 11, 2023; U.S. Patent Application No.: 17/580,777, File date: January 21, 2022, Titled: "Systems and Methods Associated With Bottoming Cycle Power Systems for Generating Power and Capturing Carbon Dioxide."

			Issued	Systems and Methods for generating bottoming cycle power and capturing carbon dioxide

6	5874.004WO	PCT International Patent Application No.: PCT/US2022/022827, File date: March 31, 2022, Titled: "Bottoming Cycle Power Systems."	Pending	Systems and Methods for generating bottoming cycle power and capturing carbon dioxide
7	5874.004AWO

PCT International Patent Application No.: PCT/US2022/076635, File date: September 19, 2022, Titled: “Systems And Methods Associated With Bottoming Cycle Power Systems For Generating Power And Capturing Carbon Dioxide; Published on October 13, 2022 with Publication No.: WO 2022/216519

			Pending	Systems and Methods for generating bottoming cycle power and capturing carbon dioxide
8	5874.005	U.S. Patent No.: 11,339,712, Issue Date: May 24, 2022; U.S. Patent Application No.: 17/358,197, File date: June 25, 2021, Titled: "Bottoming Cycle Power System."	Issued	Systems for generating bottoming cycle power, capturing carbon dioxide and producing associated products such as distilled water
9	5874.005A

U.S. Patent No.: 11,346,256, Issue Date: May 31, 2022; U.S. Patent Application No.: 17/448,938, File date: September 27, 2021, Titled: "Systems and Methods Associated With Bottoming Cycle Power Systems for Generating Power, Capturing Carbon Dioxide and Producing Products."

			Issued	Systems and Methods for generating bottoming cycle power, capturing carbon dioxide and producing associated products such as distilled water and diesel exhaust fluid (DEF)
10	5874.005B

U.S. Patent Application No.: 17/661,382, File date: April 29, 2022, Titled: "Systems and Methods Associated With Bottoming Cycle Power Systems for Generating Power, Capturing Carbon Dioxide and Producing Products."

			Issued	Systems and Methods for generating bottoming cycle power, capturing carbon dioxide and producing associated products such as distilled water and diesel exhaust fluid (DEF).
11	5874.005AWO

PCT International Patent Application No.: PCT/US2022/034298, File date: June 21, 2022, Titled: "Systems and Methods Associated With Bottoming Cycle Power Systems for Generating Power, Capturing Carbon Dioxide and Producing Products."; Published on December 29, 2022 with Publication No.: WO 2022/271667

			Pending	Systems and Methods for generating bottoming cycle power, capturing carbon dioxide and producing associated products such as distilled water and diesel exhaust fluid (DEF).
12	5874.006

U.S. Patent No.: 11639677, Issue Date: May 2, 2023; U.S. Patent Application No.: 17/934,279, File date: September 22, 2022, Titled: “System And Method For Capturing Carbon Dioxide From A Flow Of Exhaust Gas From A Combustion Process.”

			Issued	Systems and Methods of Capturing Carbon Dioxide Utilizing The Exhaust Gas From An Internal Combustion Engine
13	5874.007A

U.S. Non-Provisional Patent Application No.: 18/312930, Filing date: May 5, 2023; Converted to a non-provisional from provisional case no: 5874.007P1; U.S. Provisional Patent Application No.: 63/371546, File date: August 16, 2022, Titled: "Absorption Chiller System With A Transport Membrane Heat Exchanger."

			Pending	Systems and Methods for removing water from air or exhaust gas using an absorption chiller system having a transport membrane heat exchanger as an evaporator

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

Broken Conductor Protection Technologies:

In February 2022, Viking acquired a 51% interest in two entities, Viking Sentinel and Viking Protection, that own the intellectual property rights to patented and patent pending proprietary electric transmission and distribution broken conductor protection systems. The systems are designed to detect a break in a transmission line, distribution line, or coupling failure, and to immediately terminate the power to the line before it reaches the ground. The technology is intended to increase public safety and reduce the risk of causing an incendiary event, and to be an integral component within grid hardening and stability initiatives by electric utilities to improve the resiliency and reliability of existing infrastructure. A summary of the applicable patents, pending patents and/or patent applications associated with the intellectual property owned by Viking Sentinel and/or Viking Protection as at the date hereof is as follows:

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

Oil and Gas Properties:

As of December 31, 2024, the Company did not hold any interest in producing oil and gas properties.

Divestitures in 2024:

On February 1, 2024, the Company sold its working interest in oil and gas properties producing from the Cline and Wolfberry formations in Texas for gross proceeds of $205,000.

The Company recorded a net loss on this transaction, as follows:

Proceeds from sale (net of transaction costs)	$205,000
Reduction in oil and gas full cost pool (based on % of reserves disposed)	(1,038,900)
Asset retirement obligations (ARO) recovered	78,394
Loss on disposal	$(755,506)

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

NYSE American  Listing

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

In 2023, Antilles converted 240 shares of Series C Preferred Stock (the “2023 Series C Conversions”) into shares of common stock, with 221 of such shares of Series C Preferred Stock having been converted prior to the Merger and 19 of such shares of Series C Preferred Stock having been converted subsequent to the Merger. With respect to the 2023 Series C Conversions, pursuant to the terms and conditions of the Certificate of Designation(s), as amended, associated with the Series C Preferred Stock (the “COD”): (i) a total of 8,525,782 shares of common stock were issued to Antilles on the initial conversion(s) (of this total, 1,093,358 shares were issued subsequent to the Merger); (ii) approximately 28,955,938 shares of common stock (“True-Up Shares”) were issued to Antilles subsequent to the date(s) of the initial conversion(s) as a result of the continuation of the Measurement Period (as defined in the COD) and decline in the low volume weighted average price (“Low VWAP”) of the Company’s common stock following the date of the initial conversion(s); and (iii) as of December 31, 2023, Antilles was entitled to receive, subject to a 9.99% beneficial ownership limitation, approximately 34,488,937 additional True-Up Shares (the “Outstanding True-Up Entitlement”) based on the then Low VWAP of approximately $0.2136.  The Low VWAP fell to approximately $0.158 on or about February 14, 2024, which increased the Outstanding True-Up Entitlement, as at December 31, 2023, from 34,488,937 to 133,716,728.  Based on shares of common stock issued to Antilles between January 1, 2024 and December 31, 2024, the Outstanding True-Up Entitlement as at December 31, 2024 was approximately 21,575,000.

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

As at December 31, 2024, Antilles held 30 shares of Series C Preferred Stock.  The February 2024 Antilles Agreement established a floor price for the Low VWAP at $0.15 (the “Floor Price”) for the purpose of calculating the Conversion Premium due upon conversion any the shares of Series C Preferred Stock.  As a result of the Floor Price, the maximum number of common shares issuable on the conversion of the 30 shares of Series C Preferred Stock would be approximately 26,700,000.  If the Low VWAP at the time of conversion is higher than the Floor Price then fewer common shares would be issuable.  Pursuant to the February 2024 Antilles Agreement, if the Company pays in full amounts owing under all outstanding promissory notes in favor of Antilles or its affiliates, the Company may redeem for cash any outstanding shares of Series C Preferred Stock for an amount equal to the Early Redemption Price (as defined in the COD).

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

Employees

The Company has no full-time employees. The Company continues to retain outside consultants as needed to support the operation of the business, including the Chief Executive Officer and Chief Financial Officer.

Through Simson-Maxwell, the Company has approximately 125 employees in eight (8) locations in Canada.

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

Risk Factors Related to our Operations

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported under “Part II - Item 9A. Controls and Procedures”, as of December 31, 2024, our CEO and CFO have determined that our disclosure controls and procedures were not effective, and such disclosure controls and procedures have not been deemed effective since approximately September 30, 2017. Separately, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 and determined that such internal control over financial reporting was not effective as a result of such assessment.

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

Need for Additional Financing.

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

No Assurance of Success or Profitability.

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

The Company is required to indemnify its Officers and Directors.

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

21

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

Our common stock is listed on the OTC Markets under the symbol “CEIN.” Our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies.

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

We have authorized capital stock consisting of 500,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. As of May 8, 2025, Camber had (i) 272,789,545 shares of common stock outstanding; (ii) 28,092 designated Series A Convertible Preferred Stock (“Series A Preferred Stock”), 28,092 of which were outstanding; (iii) 5,200 designated shares of Series C Preferred Stock, 21 of which were outstanding; (iv) 25,000 designated shares of Series G Redeemable Convertible Preferred Stock (“Series G Preferred Stock”), 5,272 of which were outstanding, and; (v) 2,075 designated Series H Convertible Preferred Stock (“Series H Preferred Stock”), 0 of which were outstanding (each as described in greater detail below under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Description of Capital Stock”). As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without stockholder approval, which if issued could cause substantial dilution to our then stockholders. Shares of additional preferred stock may also be issued by our Board of Directors without stockholder approval, with voting powers and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding. As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have majority voting power over our shares, provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock stockholders and/or have other rights and preferences greater than those of our common stock stockholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing stockholders. Additionally, the dilutive effect of any preferred stock which we may issue may be exacerbated given the fact that such preferred stock may have super voting rights and/or other rights or preferences which could provide the preferred stockholders with substantial voting control over us subsequent to the date of this filing and/or give those holders the power to prevent or cause a change in control. As a result, the issuance of shares of common stock and/or Preferred Stock may cause the value of our securities to decrease and/or become worthless.

Stockholders may be diluted significantly through our efforts to obtain financing and/or satisfy obligations through the issuance of additional shares of our common stock.

Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our common stock. Subject to certain consent rights of the holder of our Series C Preferred Stock, our Board of Directors has authority, without action or vote of the stockholders, to issue all or part of the authorized but unissued shares of common stock. These actions will result in dilution of the ownership interests of existing stockholders, and that dilution may be material.

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

Due to the fact that our common stock is listed on the OTC:QB, we are subject to financial and other reporting and compliance obligations, which increase our costs and expenses.

We are currently required to file annual and quarterly information and other reports with the SEC that are specified in Sections 13 and 15(d) of the Exchange Act. Additionally, due to the fact that our common stock is listed on the OTC:QB, we are also subject to the requirements to comply with other corporate governance requirements and are required to pay annual listing and other fees. These obligations require a commitment of additional resources including, but not limited, to additional expenses, and may result in the diversion of our senior management’s time and attention from our day-to-day operations. These obligations increase our expenses and may make it more complicated or time-consuming for us to undertake certain corporate actions.

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

Pursuant to the terms of the Series C Preferred Stock, the conversion rate of such securities in connection with the premiums and dividends due on such securities through maturity (7 years, regardless of when converted), continues to be adjustable after the issuance of such securities. Specifically, such securities remain adjustable, based on a discount to the lowest daily volume weighted average price during a measuring period for a period of 30 or 60 days (depending on whether or not a Triggering Event has occurred, and potentially longer if certain equity conditions are not satisfied) after the applicable number of shares stated in the initial conversion notice have actually been received into the holder’s designated brokerage account in electronic form and fully cleared for trading (subject to certain extensions described in the applicable securities). Because the holders of the Series C Preferred Stock are limited to holding not more than 4.99% of the Company’s common stock upon exercise/conversion of any security, they may not receive all of the shares due upon any conversion, until it has sold shares and been issued additional shares and as such, the beginning date for the applicable 30 or 60 day period after conversion is impossible to determine and may be a significant additional number of days after the initial conversion.

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

The issuance of common stock upon conversion of the Series C Preferred Stock will result in immediate and substantial dilution to the interests of other stockholders. Although holders may not receive shares of common stock exceeding 4.99% of our outstanding shares of common stock immediately after affecting such conversion, this restriction does not prevent holders from receiving shares up to the 4.99% limit, selling those shares, and then receiving the rest of the shares it is due, in one or more tranches, while still staying below the 4.99% limit. If holders choose to do this, it will cause substantial dilution to the then holders of our common stock. Additionally, the continued sale of shares issuable upon successive conversions will likely create significant downward pressure on the price of our common stock as holders sells material amounts of our common stock over time and/or in a short period of time. This could place further downward pressure on the price of our common stock and in turn result in holders receiving an ever-increasing number of additional shares of common stock upon conversion of its securities, and adjustments thereof, which in turn will likely lead to further dilution, reductions in the exercise/conversion price of holders securities and even more downward pressure on our common stock, which could lead to our common stock becoming devalued or worthless.

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

The holders of our Series C Preferred Stock are currently prohibited from selling the Company’s stock short; however, in the event a trigger event occurs under the Series C Preferred Stock such restriction is waived. Additionally, nothing prohibits a third party from short selling the Company’s common stock based on their belief that, due to the dilution caused by the conversions of our Series C Preferred Stock, the trading price of our common stock will decline in value. The significant downward pressure on the price of our common stock as any of our Series C Preferred Stockholders sell material amounts of our common stock could encourage investors to short sell our common stock. This could place further downward pressure on the price of our common stock and in turn result in our Series C Preferred Stockholders receiving additional shares of common stock upon exercise/conversion of its securities, and adjustments thereof.

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

Item 2. Properties

The Company’s head office is located at 12 Greenway Plaza, Suite 1100, Houston, Texas 77046.

Through Simson-Maxwell, the Company has eight (8) locations in Canada, consisting of (i) Port Coquitlam, British Columbia; (ii) Edmonton, Alberta; (iii) Calgary, Alberta; (iv) Nanaimo, British Columbia; (v) Prince George, British Columbia; (vi) Fort St. John, British Columbia; (vii) Terrace, British Columbia and: (viii) Brampton, Ontario.

Oil and Natural Gas Properties

Oil and Natural Gas Reserves at December 31, 2024 and 2023

At December 31, 2024, the Company had no oil and natural gas reserves.  All of our proved oil and natural gas reserves at December 31, 2023 were located in the United States, in the State of Texas.

The following tables set forth summary information with respect to our proved reserves as of December 31, 2024 and 2023. For additional information see Supplemental Information “Oil and Natural Gas Producing Activities (Unaudited)” to our consolidated financial statements in “Item 8-Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Under SEC reporting requirements, proved undeveloped reserves include only those reserves in which the Company has current plans to develop, generally within five years.

Proved Reserves at December 31, 2024
Reserves Category	Crude Oil (BBLs)	Natural Gas (MCF)	Total Proved (BOE) (1)

Proved Reserves
Developed	-	-	-
Developed Non-Producing	-	-

Total Proved Reserves	-	-	-

Estimated Future Net Cash Flows			$-
10% annual discount for estimated timing of cash flows			-
Discounted Future Net Cash Flows - (PV10) (2)			$-

	Proved Reserves at December 31, 2023
Reserves Category	Crude Oil (BBLs)	Natural Gas (MCF)	Total Proved (BOE) (1)

Proved Reserves
Developed	34,250	160,770	61,045
Developed Non-Producing	-	-	-

Total Proved Reserves	34,250	160,770	61,045

Estimated Future Net Cash Flows			$1,608,240
10% annual discount for estimated timing of cash flows			(669,870)
Discounted Future Net Cash Flows - (PV10) (2)			$938,370

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

Net Production, Unit Prices and Costs

The following table presents certain information with respect to oil and natural gas production attributable to our interests in all of our properties in the United States, the revenue derived from the sale of such production, average sales prices received and average production costs during the years ended December 31, 2024 and 2023. All production and expense data includes the results of Mid-Con Petroleum and Mid-Con Drilling through November 5, 2023 and Petrodome through December 1, 2023, the respective dates of disposition.

	Unit of	December 31,
	Measure	2024	2023

Production
Oil	Barrels	-	12,348
Natural Gas	Mcf	-	5,589
BOE		-	13,280

Sales
Oil	Barrels	-	12,348
Natural Gas	Mcf	-	5,589

Average Sales Prices
Oil	Barrels	-	73.83
Natural Gas	Mcf	-	6.61

Production - Lease operating expenses		-	658,505

Average Cost of Production per BOE		-	49.59

Drilling and Other Exploratory and Development Activities

During the years ended December 31, 2024 and 2023, the Company did not undertake any drilling, exploratory or development activities.

Present Activities

The Company is not presently drilling any new wells.

Delivery Commitments

The Company is not currently committed to provide a fixed and determinable quantity of oil or gas in the near future under existing contracts or agreements.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of commercial operations in the normal course of business. As of December 31, 2024, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

Merger-Related Litigation

On February 9, 2024, plaintiff Lawrence Rowe, on behalf of himself and all other similarly situated former public minority shareholders of Viking, filed against the Company and its CEO a putative Class Action Complaint (i.e. C.A. No.4:24-cv-00489) styled Lawrence Rowe, Individually and on Behalf of All Others Similarly Situated v. James A. Doris and Camber Energy, Inc., in the U.S. District Court for the Southern District of Texas, Houston Division.  The complaint alleges breaches of fiduciary duty in connection with the merger between Viking and the Company and seeks to recover damages for the alleged breaches.  The defendants deny the allegations and filed a motion to dismiss (“MTD”) the case on April 26, 2024. The MTD hearing was held on August 30, 2024.  On March 31, 2025, the U.S. District Court for the Southern District of Texas, Houston Division, granted a motion by the Company to dismiss the claim with prejudice. The deadline for the Plaintiff to appeal the Court’s decision expired on or about April 30, 2025.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTC Markets under the symbol “CEIN”.

Holders

As of May 8, 2025, there were approximately 94,516 record holders of our common stock.

Description of Capital Stock

The total number of shares of all classes of stock that we have authority to issue is 510,000,000, consisting of 500,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. As of May 8, 2025, Camber had: (i) 272,789,545 shares of common stock outstanding; (ii) 28,092 designated Series A Convertible Preferred Stock (“Series A Preferred Stock”), 28,092 of which were outstanding; (iii) 5,200 designated shares of Series C Preferred Stock, 21 of which were outstanding; (iv) 25,000 designated shares of Series G Redeemable Convertible Preferred Stock (“Series G Preferred Stock”), 5,272 of which were outstanding, and; (v) 2,075 designated Series H Convertible Preferred Stock (“Series H Preferred Stock”), 275 of which were outstanding.

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

34

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

The Series C Preferred Stock is subject to a beneficial ownership limitation, which prevents any holder of the Series C Preferred Stock from converting such Series C Preferred Stock into common stock, if upon such conversion, the holder would beneficially own greater than 4.99% of Camber’s outstanding common stock.

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

As at December 31, 2024, Antilles held 30 shares of Series C Preferred Stock.  The February 2024 Antilles Agreement established a floor price for the Low VWAP at $0.15 (the “Floor Price”) for the purpose of calculating the Conversion Premium due upon conversion any the shares of Series C Preferred Stock.  As a result of the Floor Price, the maximum number of common shares issuable on the conversion of the 30 shares of Series C Preferred Stock would be approximately 26,700,000.  If the Low VWAP at the time of conversion is higher than the Floor Price then fewer common shares would be issuable.  Pursuant to the February 2024 Antilles Agreement, if the Company pays in full amounts owing under all outstanding promissory notes in favor of Antilles or its affiliates, the Company may redeem for cash any outstanding shares of Series C Preferred Stock for an amount equal to the Early Redemption Price (as defined in the COD).

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

Sales of Unregistered Securities

There have been no sales of unregistered securities during the year ended December 31, 2024, which have not previously been disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K, except as set forth below:

The Company issued a total of 22,000,000 shares of common stock to preferred stockholders. The shares of common stock were due in connection with the 2023 Series C Conversions (as defined above), and were issued pursuant to the exemptions from registration provided by Sections 3(a)(9), 4(a)(1), 4(a)(2) and/or 3(a)(10) of the Securities Act of 1933, as amended, and/or Rule 144 promulgated thereunder, as the shares of common stock were issued in exchange for preferred stock of the Company held by the preferred stockholder, there was no additional consideration for the exchanges, there was no remuneration for the solicitation of the exchanges, the exchanged securities had been held by the preferred stockholder for the requisite holding period, the preferred stockholder was not an affiliate of the Company, the Company was not a shell company, there was no general solicitation and the transactions with the shareholders did not involve a public offering.

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

PLAN OF OPERATIONS

Overview

Camber is a growth-oriented diversified energy company. Through our majority-owned subsidiaries we provide custom energy and power solutions to commercial and industrial clients in North America, and have a majority interest in: (i) an entity with intellectual property rights to a fully developed, patented, proprietary Medical and Bio-Hazard Waste Treatment system using Ozone Technology; and (ii) entities with the intellectual property rights to fully developed, patented and patent pending, proprietary Electric Transmission and Distribution Broken Conductor Protection Systems. Also, we hold a license to a patented clean energy and carbon-capture system with exclusivity in Canada and for multiple locations in the United States. The Company is also exploring other energy-related opportunities and/or technologies which are currently generating revenue or have a reasonable prospect of generating revenue within a reasonable period of time.

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

Clean Energy and Carbon-Capture System:

In August 2021, Viking entered into a license agreement with ESG Clean Energy, LLC (“ESG”), to utilize ESG’s patent rights and know-how related to stationary electric power generation and heat and carbon dioxide capture (the “ESG Clean Energy System”). The intellectual property licensed by Viking includes certain patents and/or patent applications, including the following:

No.	Reference No.	Details	Status	Directed To
1	5874.001A	U.S. Patent No.: 10,774,733, File date: October 24, 2018, Issue date: September 15, 2020, Titled: "Bottoming Cycle Power System."	Issued	Systems for generating bottoming cycle power and producing distilled water
2	5874.001AEP

European Patent No.: EP3728891, Issue Date: April 12, 2023; Validated in the United Kingdom, France and Germany; European Patent Application No.: EP18870699.8, International File date: October 24, 2018, PCT Publication No.: WO2019084208, European Publication No.: EP3728801A1; Titled: "Bottoming Cycle Power System."

			Issued	Systems for generating bottoming cycle power and producing distilled water
3	5874.004	U.S. Patent No.: 11286832, Issue Date: March 29, 2022; U.S. Patent Application No.: 17/224,200, File date: April 7, 2021, Titled: "Bottoming Cycle Power System.”	Issued	Systems for generating bottoming cycle power and capturing carbon dioxide
4	5874.004A

U.S. Patent No.: 11415052, Issue Date: August 16, 2022; U.S. Patent Application No.: 17/448,943, File date: September 27, 2021, Titled: "Systems and Methods Associated With Bottoming Cycle Power Systems for Generating Power and Capturing Carbon Dioxide."

			Issued	Systems and Methods for generating bottoming cycle power and capturing carbon dioxide
5	5874.004B

US Patent No.: 11624307, Issue Date: April 11, 2023; U.S. Patent Application No.: 17/580,777, File date: January 21, 2022, Titled: "Systems and Methods Associated With Bottoming Cycle Power Systems for Generating Power and Capturing Carbon Dioxide."

			Issued	Systems and Methods for generating bottoming cycle power and capturing carbon dioxide
6	5874.004WO	PCT International Patent Application No.: PCT/US2022/022827, File date: March 31, 2022, Titled: "Bottoming Cycle Power Systems."	Pending	Systems and Methods for generating bottoming cycle power and capturing carbon dioxide
7	5874.004AWO

PCT International Patent Application No.: PCT/US2022/076635, File date: September 19, 2022, Titled: “Systems And Methods Associated With Bottoming Cycle Power Systems For Generating Power And Capturing Carbon Dioxide; Published on October 13, 2022 with Publication No.: WO 2022/216519

			Pending	Systems and Methods for generating bottoming cycle power and capturing carbon dioxide
8	5874.005	U.S. Patent No.: 11,339,712, Issue Date: May 24, 2022; U.S. Patent Application No.: 17/358,197, File date: June 25, 2021, Titled: "Bottoming Cycle Power System."	Issued	Systems for generating bottoming cycle power, capturing carbon dioxide and producing associated products such as distilled water

9	5874.005A

U.S. Patent No.: 11,346,256, Issue Date: May 31, 2022; U.S. Patent Application No.: 17/448,938, File date: September 27, 2021, Titled: "Systems and Methods Associated With Bottoming Cycle Power Systems for Generating Power, Capturing Carbon Dioxide and Producing Products."

		Issued	Systems and Methods for generating bottoming cycle power, capturing carbon dioxide and producing associated products such as distilled water and diesel exhaust fluid (DEF)
10	5874.005B

U.S. Patent Application No.: 17/661,382, File date: April 29, 2022, Titled: "Systems and Methods Associated With Bottoming Cycle Power Systems for Generating Power, Capturing Carbon Dioxide and Producing Products."

		Issued	Systems and Methods for generating bottoming cycle power, capturing carbon dioxide and producing associated products such as distilled water and diesel exhaust fluid (DEF).
11	5874.005AWO

PCT International Patent Application No.: PCT/US2022/034298, File date: June 21, 2022, Titled: "Systems and Methods Associated With Bottoming Cycle Power Systems for Generating Power, Capturing Carbon Dioxide and Producing Products."; Published on December 29, 2022 with Publication No.: WO 2022/271667

		Pending	Systems and Methods for generating bottoming cycle power, capturing carbon dioxide and producing associated products such as distilled water and diesel exhaust fluid (DEF).
12	5874.006

U.S. Patent No.: 11639677, Issue Date: May 2, 2023; U.S. Patent Application No.: 17/934,279, File date: September 22, 2022, Titled: “System And Method For Capturing Carbon Dioxide From A Flow Of Exhaust Gas From A Combustion Process.”

		Issued	Systems and Methods of Capturing Carbon Dioxide Utilizing The Exhaust Gas From An Internal Combustion Engine
13	5874.007A

U.S. Non-Provisional Patent Application No.: 18/312930, Filing date: May 5, 2023; Converted to a non-provisional from provisional case no: 5874.007P1; U.S. Provisional Patent Application No.: 63/371546, File date: August 16, 2022, Titled: "Absorption Chiller System With A Transport Membrane Heat Exchanger."

		Pending	Systems and Methods for removing water from air or exhaust gas using an absorption chiller system having a transport membrane heat exchanger as an evaporator

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

Open Conductor Detection Technologies:

Broken Conductor Protection Technologies:

In February 2022, Viking acquired a 51% interest in two entities, Viking Sentinel and Viking Protection, that own the intellectual property rights to patented and patent pending proprietary electric transmission and distribution broken conductor protection systems.. The systems are designed to detect a break in a transmission line, distribution line, or coupling failure, and to immediately terminate the power to the line before it reaches the ground. The technology is intended to increase public safety and reduce the risk of causing an incendiary event, and to be an integral component within grid hardening and stability initiatives by electric utilities to improve the resiliency and reliability of existing infrastructure. A summary of the applicable patents, pending patents and/or patent applications associated with the intellectual property owned by Viking Sentinel and/or Viking Protection as at the date hereof is as follows:

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

NYSE American Listing

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

Going Concern Qualification

The Company’s consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $70,259,894 for the year ended December 31, 2024, as compared to a net loss of $18,535,067 for the year ended December 31, 2023. The loss for the year ended December 31, 2024, was comprised of, among other things, certain non-cash items, including: (i) goodwill impairment of $34,860,411; (ii) change in fair value of derivative liability of $18,306,398; (iii) amortization of debt discount of $3,349,404; (iv) impairment of intangible assets of $2,248,940; (v) loss on extinguishment of debt of $811,132, and; ; (vi) depreciation, depletion and amortization of $779,632.

As of December 31, 2024, the Company had stockholders’ deficit of $37,819,657, long-term debt, net of current, of $40,483,795 and a working capital deficiency of $17,655,810. The largest components of current liabilities creating this working capital deficiency was accrued interest on note payable to Discover of $6,578,169, drawings by Simson-Maxwell against its bank credit facility of $3,937,008, an advance from FK Venture, LLC of $1,200,000 and amounts due to AGD Advisory Group, Inc., a related party, of $960,000.

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

Liquidity and Capital Resources

	Years Ended December 31,
Working Capital:	2024	2023

Current assets	$13,679,377	$19,653,836
Current liabilities	$31,335,187	$31,796,480
Working capital deficit	$(17,655,810)	$(12,142,644)

	Years Ended December 31,
Cash Flows:	2024	2023

Net Cash Used in Operating Activities	$(1,468,439)	$(5,342,265)
Net Cash Provided by Investing Activities	$150,704	$661,147
Net Cash Provided by Financing Activities	$526,323	$2,347,829
Decrease in Cash during the Period	$(791,412)	$(2,333,289)
Cash and Cash Equivalents, end of Period	$114,648	$906,060

Net cash used in operating activities decreased to $(1,468,439) during the fiscal year ended December 31, 2024, as compared to $(5,342,265) in the comparable period in 2023. This decrease is the result of a decrease in net operating assets as compared to the prior year, partially offset by higher cash operating losses in the current year.

Net cash flows from investing activities decreased to $150,704 during the fiscal year ended December 31, 2024, as compared to $661,147 in the comparable period in 2023. This decrease is due to lower proceeds from the sale of oil and gas properties as compared to the prior year.

Net cash from financing activities decreased to $526,323 during the fiscal year ended December 31, 2024, as compared to $2,347,829 in the comparable period in 2023. This decrease is mainly due to a reduction in the amount of long-term debt issued in 2024.

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

Information related to our reportable segments and our consolidated results for the years ended December 31, 2024 and 2023 is presented below.

	Year Ended December 31, 2024
	Oil and Gas	Power Generation	Total
Loss from Operations is as follows:

Revenue	$99,028	$28,511,593	$28,610,567

Operating expenses
Cost of goods	-	20,831,144	20,831,144
Lease operating costs	22,352	-	22,352
General and administrative	3,745,536	11,860,571	15,606,107
Stock-based compensation	305,000	-	305,000
Impairment of intangible assets	-	2,248,940	2,248,940
Depreciation, depletion and amortization	355,162	424,470	779,632
Accretion - ARO	536	-	536

Total operating expenses	4,428,586	35,365,125	39,793,711

Loss from operations	$(4,329,558)	$(6,853,586)	$(11,183,144)

	Year Ended December 31, 2023
	Oil and Gas	Power Generation	Total
Loss from Operations is as follows:

Revenue	$1,042,024	$31,012,299	$32,054,323

Operating expenses
Cost of goods	-	21,340,506	21,340,506
Lease operating costs	658,505	-	658,505
General and administrative	4,864,323	10,010,569	14,874,892
Impairment of oil & gas and intangible assets	347,050	669,710	1,016,760
Depreciation, depletion and amortization	595,360	407,202	1,002,562
Accretion - ARO	155,463	-	155,463

Total operating expenses	6,620,701	32,427,987	39,048,688

Loss from operations	$(5,578,677)	$(1,415,688)	$(6,994,365)

Revenue

The Company had gross revenues of $28,610,567 for the year ended December 31, 2024 as compared to $32,054,323 for the year ended December 31, 2023, a decrease of 9%. In the power segment, power generation unit and parts revenues decreased by 8%, while service revenues increased by 3%. Oil and gas revenues declined by 90% reflecting the impact of oil and gas divestitures in the first quarter of 2024.

Expenses

The Company’s operating expenses increased by 2% to $39,793,711 for the year ended December 31, 2024 from $39,048,688 for the year ended December 31, 2023. Lease operating costs, depreciation depletion and amortization all decreased as a result of dispositions of oil and gas interests. Cost of sales decreased as compared to the prior year due to lower power segment revenues. General and administrative expenses increased by 5% as compared to the prior year.

Income (Loss) from Operations

The Company generated a loss from operations of $11,183,144 for the year ended December 31, 2024, as compared to $6,994,365 for the year ended December 31, 2023, due to the reasons explained above.

Other Income and Expense

The Company recorded other expense of $59,076,750 for the year ended December 31, 2024 as compared to $11,540,702 for the year ended December 31, 2023, an increase of $47,536,048. This increase was driven by (i) goodwill impairment of $34,860,411; (ii) an increase of $9,155,939 related to the change in the fair value of derivative liabilities, and; (iii) higher debt discount amortization.

Net Loss

The Company recorded a net loss of $70,259,894 for the year ended December 31, 2024, as compared to$18,535,067 for the year ended December 31, 2023, due to the reasons explained above.

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

Sale of Power Generation Units

The Company considers a completed unit to be a single performance obligation for purposes of revenue recognition and recognizes revenue when control of the product is transferred to the customer, which typically occurs upon shipment or delivery to the customer. Commissioning of the unit is considered to be a separate performance obligation for which revenue is recognized when the commissioning is completed. Progress payments are recognized as contract liabilities until the completed unit is delivered. Revenue is measured as the amount of consideration the Company expects to be entitled in exchange for the transfer of the unit and commissioning of the unit, which is generally the price stated in the contract. The Company does not allow returns because of the customized nature of the units and does not offer discounts, rebates, or other promotional incentives or allowances to customers. Simson-Maxwell has elected to recognize the cost for freight activities when control of the product has transferred to the customer as an expense within cost of goods.

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

Intangible Assets

Intangible assets include amounts capitalized for the Company’s license agreement with ESG. This asset is amortized on a straight-line basis over the remaining life of the related patents being licensed, which is approximately 16 years.

Additionally, with the acquisition of Simson-Maxwell, the Company identified other intangible assets consisting of customer relationships (which is being amortized on a straight-line basis over 10 years) and Simson-Maxwell brand (which is not being amortized) with an aggregate appraised fair value $3,908,126.

With the acquisition of a 51% interest in Viking Ozone, Viking Sentinel and Viking Protection the Company has aggregate intangible assets of $15,433,340. These assets have an indefinite life and are not being amortized.

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

The Company recorded an impairment charge of $2,248,940 related to Simson-Maxwell’s intangible assets during the year ended December 31, 2024.

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

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Your Vision Our Focus

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Camber Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Camber Energy, Inc. (the “Company”) as of December 31, 2024, and 2023, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Goodwill and Intangible Assets:

As reflected in the Company’s consolidated financial statements, as of December 31, 2024, the Company’s goodwill and intangible assets were $0 and $19.4 million, respectively.  As disclosed in Note 4 to the consolidated financial statements, goodwill is tested for impairment at least annually or more frequently if indicators of impairment require the performance of an interim impairment assessment.  Intangible assets, at least annually, are tested for possible impairment when events or changes in circumstances that the carrying amount of the asset group may not be recoverable.  During the year ended December 31, 2024, the Company recognized impairment charges for the Company’s goodwill and intangible assets of $34.9 and $2.2 million, respectively.

We identified the impairment of goodwill and intangible assets as a critical audit matter because of the significant judgment required by management to determine estimated expected revenues, growth, and discounted cash flows.  This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s judgments and estimates.

The primary procedures we performed to address this critical audit matter included:

•

Evaluating management’s ability to forecast future cash flow assumptions including, but not limited to, the forecasted performance driven by expected industry receptivity, existing sales orders or outstanding bids, market share, and expected operating costs.

•	Reviewing the completeness and accuracy of the underlying data used in management’s forecast.
•	Assessing the underlying source information and mathematical accuracy of the calculations.

Derivative Liabilities:

As disclosed in Note 4 to the consolidated financial statements, the Company issued preferred stock that contained several features which derive value from sources unrelated to the host preferred stock instrument. The Company determined certain of the features included in the Series C and Series G Preferred Stock designations, including the conversion, dividend, and liquidation value, required that the conversion and dividend components be bifurcated and accounted for on a stand-alone basis as derivatives. The determination of fair value of these derivatives involved using complex valuation methodologies and significant assumptions including volume weighted prices and the estimated valuation of the Company’s common stock taking into consideration the effect of these dilutive instruments.

We identified auditing the Company’s evaluation of the accounting for the features included in the Series C Preferred Stock, specifically the methods and assumptions used to estimate the fair value of the derivative liabilities, as a critical audit matter because of the significant judgments and assumptions required by management.

The primary procedures we performed to address this critical audit matter included:

•

Obtaining and reviewing the underlying Series C Preferred Stock certificate of designation and related amendments to understand the terms and conditions, economic substance, and identify embedded features requiring evaluation.

•	Testing management’s development of the assumptions used in the valuation models applied and the reasonableness of those assumptions.
•

Obtaining an understanding of management’s process for developing the estimated fair value of the embedded features, including evaluation of the appropriateness of the method selected by the Company, identifying the significant assumptions used to determine the fair value estimate, and the application of those assumptions in the related method.

•	Assessing the data and significant assumptions used in developing the fair value estimate, including procedures to determine whether the data was complete and accurate and sufficiently precise.

/s/ Turner, Stone & Company, L.L.P

Dallas, Texas

May 12, 2025

We have served as the Company’s auditor since 2016.

CAMBER ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2024	2023

ASSETS
Current assets:
Cash	$114,648	$906,060
Accounts receivable, net	4,735,983	8,545,449
Inventory, net	8,652,417	9,795,969
Prepaids and other current assets	176,329	406,358
Total current assets	13,679,377	19,653,836

Oil and gas properties, full cost method
Proved oil and gas properties, net	-	1,083,576
Total oil and gas properties, net	-	1,083,576

Fixed assets, net	1,436,844	1,639,759
Right of use assets, net	7,490,607	3,900,632
ESG Clean Energy license, net	3,958,897	4,268,437
Other intangibles - Simson Maxwell, net	-	2,417,145
Other intangibles - Variable Interest Entities	15,433,340	15,433,340
Goodwill	-	34,860,411
Due from related parties	320,978	334,437
Deposits and other assets	-	10,300
TOTAL ASSETS	$42,320,043	$83,601,873

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,473,123	$6,759,819
Accrued expenses and other current liabilities	9,208,367	10,993,350
Customer deposits	3,924,744	2,769,486
Undistributed revenues and royalties	1,637,251	1,633,838
Current portion of operating lease liabilities	1,603,199	1,357,653
Due to related parties	782,183	643,121
Current portion of notes payable - related parties	499,573	407,154
Bank indebtedness - credit facility	3,937,008	3,365,995
Derivative liability	266,891	3,863,321
Current portion of long-term debt - net of discount	2,848	2,743
Total current liabilities	31,335,187	31,796,480
Long-term debt - net of current portion and debt discount	40,483,795	39,971,927
Notes payable - related parties - net of current portion	444,497	578,863
Operating lease liabilities, net of current portion	5,794,104	2,588,287
Contingent obligations	1,435,757	1,435,757
Asset retirement obligation	646,360	1,042,900
TOTAL LIABILITIES	80,135,700	77,414,214

Commitments and contingencies (Note 14)	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock Series A, $0.001 par value, 50,000 shares authorized, 28,092 shares issued and outstanding as of December 31, 2024 and 2023.	28	28
Preferred stock Series C, $0.001 per value, 5,200 shares authorized, 30 shares issued and outstanding as of December 31, 2024 and 2023. Liquidation preference of $1,033,950.	1	1
Preferred stock Series G, $0.001 par value, 25,000 authorized, 5,272 shares issued and outstanding as of December 31, 2024 and 2023. No liquidation preference.	5	5
Preferred stock Series H, $0.001 par value, 2,075 shares authorized, nil and 275 shares issued and outstanding as of December 31, 2024 and 2023, respectively.	-	3
Common stock, $0.001 par value, 500,000,000 shares authorized, 258,136,858 and 119,301,921 shares issued and outstanding as of December 31, 2024 and 2023, respectively.	258,137	119,302
Common stock to be issued on true-up of prior Series C Preferred stock conversions (21,574,679 shares to be issued)	3,451,949	-
Additional paid-in capital	159,411,262	136,863,364
Accumulated other comprehensive loss	(134,916)	(248,814)
Accumulated deficit	(208,492,886)	(140,350,893)
Parent’s stockholders’ equity (deficit) in Camber	(45,506,420)	(3,617,004)
Non-controlling interest	7,686,763	9,804,663
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(37,819,657)	6,187,659
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$42,316,043	$83,601,873

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2024	2023
Revenue
Power generation units and parts	$15,723,783	$18,631,593
Service and repairs	12,787,756	12,380,706
Oil and gas	99,028	1,042,024
Total revenue	28,610,567	32,054,323

Operating expenses
Cost of goods sold	20,831,144	21,340,506
Lease operating costs	22,352	658,505
General and administrative	15,606,107	14,874,892
Stock-based compensation	305,000	-
Impairment of oil and gas properties	-	347,050
Impairment of intangible assets	2,248,940	669,710
Depreciation, depletion & amortization	779,632	1,002,562
Accretion - asset retirement obligation	536	155,463
Total operating expenses	39,793,711	39,048,688

Loss from operations	(11,183,144)	(6,994,365)

Other income (expense)
Interest expense	(2,221,720)	(1,408,096)
Amortization of debt discount	(3,349,404)	(1,711,518)
Change in fair value of derivative liability	(18,306,398)	(9,150,459)
(Loss) gain on disposal of oil and gas properties	(755,506)	854,465
Loss on extinguishment of debt	(811,132)	(605,507)
Goodwill impairment	(34,860,411)	-
Other income	1,227,821	480,413
Total other expense, net	(59,076,750)	(11,540,702)

Net loss before income taxes	(70,259,894)	(18,535,067)
Income tax benefit (expense)	-	-
Net loss	(70,259,894)	(18,535,067)
Net loss attributable to non-controlling interest	(2,117,901)	(371,847)
Net loss attributable to Camber Energy, Inc.	$(68,141,993)	$(18,163,220)

Loss per common share, basic and diluted	$(0.35)	$(0.25)
Weighted average number of common shares outstanding, basic and diluted	196,857,682	71,380,635

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2024	2023

Net loss	$(70,259,894)	$(18,535,067)
Foreign currency translation adjustment	113,898	176,863

Total comprehensive loss	(70,145,996)	(18,358,204)

Less comprehensive loss attributable to non-controlling interest
Loss attributable to non-controlling interest	(2,117,901)	(371,847)
Foreign currency translation adjustment attributable to non-controlling interest	44,990	69,861

Comprehensive loss attributable to non-controlling interest	(2,072,911)	(301,986)

Comprehensive loss attributable to Camber Energy, Inc.	$(68,073,085)	$(18,056,308)

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock				Common Stock to		Additional	Accumulated Other			Total
	Series A		Series C		Series G		Series H		Common Stock		be Issued		Paid-in	Comprehensive	Accumulated	Non-controlling	Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Loss	Deficit	Interest	Deficit

Balances at December 31, 2023	28,092	$28	30	1	5,272	5	275	$3	119,301,921	$119,302	-	$-	$136,863,364	$(248,814)	$(140,350,893)	$9,804,663	$6,187,659

Common shares issued on true-up of Series C preferred stock	-	-	-	-	-	-	-	-	111,149,679	111,150	-	-	18,339,729	-	-	-	$18,450,879
Common shares to be issued on true-up of Series C preferred stock	-	-	-	-	-	-	-	-	-	-	21,574,679	3,451,949	-	-	-	-	$3,451,949
Common shares issued on conversion of Series H Preferred stock	-	-	-	-	-	-	(275)	(3)	4,583,333	4,583	-	-	(4,580)	-	-	-	$-
Common shares issued on conversion of debt	-	-	-	-	-	-	-	-	19,907,976	19,908	-	-	3,625,913	-	-	-	$3,645,821
Common shares issued on conversion of accrued interest	-	-	-	-	-	-	-	-	1,693,949	1,694	-	-	283,336	-	-	-	$285,030
Common shares issued for services	-	-	-	-	-	-	-	-	1,500,000	1,500	-	-	303,500	-	-	-	$305,000
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	113,898	-	-	$113,898
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(68,141,993)	(2,117,901)	$(70,259,894)

Balances at December 31, 2024	28,092	$28	30	$1	5,272	$5	-	$-	258,136,858	$258,137	21,574,679	$3,451,949	$159,411,262	$(134,816)	$(208,492,886)	$7,686,763	$(37,819,657)

												Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock				Additional	Other			Total
	Series A		Series C		Series G		Series H		Common Stock		Paid-in	Comprehensive	(Accumulated	Non-controlling	Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	(Loss)	Deficit)	Interest	Equity
Balances at December 31, 2022	28,092	$28	-	-	-	-	475	$5	44,852,611	$44,853	$127,757,269	$(425,677)	$(122,187,673)	$10,176,510	$15,365,315

Common shares issued on exercise of warrants	-	-	-	-	-	-	-	-	3,849,306	3,849	(3,849)	-	-	-	-
Reverse merger adjustment	-	-	49	1	5,272	5	-	-	32,876,514	32,876	(4,428,916)	-	-	-	(4,396,034)
Common shares issued on conversion of debt	-	-	-	-	-	-	-	-	9,625,905	9,626	6,506,430	-	-	-	6,516,056
Common shares issued on conversion of Series H preferred stock	-	-	-	-	-	-	(200)	(2)	3,333,333	3,333	(3,331)	-	-	-	-
Common shares issued on conversion of Series C preferred stock	-	-	(19)	-	-	-	-	-	1,093,358	1,094	(1,094)	-	-	-	-
Common shares issued on true-up of Series C preferred stock	-	-	-	-	-	-	-	-	23,670,894	23,671	7,036,855	-	-	-	7,060,526
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	176,863	-	-	176,863
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(18,163,220)	(371,847)	(18,535,067)

Balances at December 31, 2023	28,092	$28	30	$1	5,272	$5	275	$3	119,301,921	$119,302	$136,863,364	$(248,814)	$(140,350,893)	$9,804,663	$6,187,659

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(70,259,894)	$(18,535,067)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of derivative liability	18,306,398	9,150,459
Stock-based compensation	305,000	-
Depreciation, depletion and amortization	779,632	1,002,562
Accretion – asset retirement obligation	536	155,463
Amortization of right-of-use assets	2,049,568	1,318,822
Loss on extinguishment of debt	811,132	605,507
Amortization of debt discount	3,349,404	1,711,518
Impairment of goodwill	34,860,411	-
Impairment of intangible assets	2,248,940	669,710
Impairment of oil and gas assets	-	347,050
Loss (gain) on disposal of oil and gas properties	755,506	(854,465)
ARO recovered on previously disposed oil and gas assets	(318,682)
Bad debt expense	51,357	207,582
Foreign currency translation adjustment	113,898	176,887
Changes in operating assets and liabilities, net of effects of business combination during the year:
Accounts receivable	3,758,109	(3,476,409)
Inventory	1,143,552	480,693
Prepaid expenses and other assets	240,329	47,104
Accounts payable	2,713,304	1,225,903
Accrued expenses and other current liabilities	(1,499,953)	5,144,360
Related party payables	152,521	6,743
Customer deposits	1,155,258	(2,677,539)
Operating lease liabilities	(2,188,179)	(1,304,247)
Undistributed revenues and royalties	3,413	(744,901)
Net cash used in operating activities	(1,468,439)	(5,342,265)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	205,000	751,450
Acquisition of fixed assets	(54,296)	(245,258)
Cash acquired on Merger	-	154,955
Net cash provided by investing activities	150,704	661,147

Cash flows from financing activities:
Repayment of long-term debt	(139,216)	(373,739)
Proceeds on issuance of long-term debt	94,526	4,586,923
Proceeds from (repayment of) non-interest-bearing advances from parent	-	(2,120,000)
Advances on Simson Maxwell bank credit facility	571,013	254,645
Net cash provided by financing activities	526,323	2,347,829

Net decrease in cash	(791,412)	(2,333,289)
Cash, beginning of year	906,060	3,239,349
Cash, end of year	$114,648	$906,060

Supplemental Cash Flow Information:
Cash paid for interest	$696,038	$526,988
Cash paid for taxes	$-	$-
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of shares on true-up of Series C Preferred Stock	$18,450,879	$7,060,526
Issuance of shares on conversion of debt	$3,645,821	$3,832,273
Addition of right-of-use asset and lease liability	$5,639,542	$785,486
Issuance of shares on conversion on conversion of accrued interest on debt	$285,030	$-

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

Note 2. Company Overview and Operations

Camber is a growth-oriented diversified energy company. Through our majority-owned subsidiaries we provide custom energy and power solutions to commercial and industrial clients in North America, and have a majority interest in: (i) an entity with intellectual property rights to a fully developed, patented, proprietary Medical and Bio-Hazard Waste Treatment system using Ozone Technology; and (ii) entities with the intellectual property rights to fully developed, patented and patent pending, proprietary Electric Transmission and Distribution Broken Conductor Protection Systems. Also, we hold a license to a patented clean energy and carbon-capture system with exclusivity in Canada and for multiple locations in the United States. The Company is also exploring other energy-related opportunities and/or technologies which are currently generating revenue or have a reasonable prospect of generating revenue within a reasonable period of time.

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

Clean Energy and Carbon-Capture System:

In August 2021, Viking entered into a license agreement with ESG Clean Energy, LLC (“ESG”), to utilize ESG’s patent rights and know-how related to stationary electric power generation and heat and carbon dioxide capture (the “ESG Clean Energy System”). The intellectual property licensed by Viking includes certain patents and/or patent applications.

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

Broken Conductor Protection Technologies:

In February 2022, Viking acquired a 51% interest in two entities, Viking Sentinel and Viking Protection, that own the intellectual property rights to patented and patent pending proprietary electric transmission and distribution broken conductor protection systems. The systems are designed to detect a break in a transmission line, distribution line, or coupling failure, and to immediately terminate the power to the line before it reaches the ground. The technology is intended to increase public safety and reduce the risk of causing an incendiary event, and to be an integral component within grid hardening and stability initiatives by electric utilities to improve the resiliency and reliability of existing infrastructure.

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

As of December 31, 2024, the Company did not hold any interest in producing oil and gas properties.

Note 3. Going Concern

The Company’s consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $70,259,894 for the year ended December 31, 2024, as compared to a net loss of $18,535,067 for the year ended December 31, 2023. The loss for the year ended December 31, 2024, was comprised of, among other things, certain non-cash items, including: (i) goodwill impairment of $34,860,411; (ii) change in fair value of derivative liability of $18,306,398; (iii) amortization of debt discount of $3,349,404; (iv) impairment of intangible assets of $2,248,940; (v) loss on extinguishment of debt of $811,132, and; (vi) depreciation, depletion and amortization of $779,632.

As of December 31, 2024, the Company had stockholders’ deficit of $37,819,657, long-term debt, net of current, of $40,483,795 and a working capital deficiency of $17,655,810. The largest components of current liabilities creating this working capital deficiency are accrued interest on note payable to Discover of $6,578,169, drawings by Simson-Maxwell against its bank credit facility of $3,937,008, an advance from FK Venture, LLC of $1,200,000 and amounts due to AGD Advisory Group, Inc., a related party, of $960,000.

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

Note 4. Summary of Significant Accounting Policies

Recently issued Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update 2023-07 (“ASU 2023-07”), Segment Reporting, which improves reportable segment disclosure requirements. ASU 2023-07 primarily enhances disclosures about significant segment expenses by requiring that a public entity disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss. This ASU also (i) requires that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment, and a description of its composition; (ii) requires that all annual disclosures are provided in the interim periods; (iii) clarifies that if the CODM uses more than one measure of profitability in assessing segment performance and deciding how to allocate resources, that one or more of those measures may be reported; (iv) requires disclosure of the title and position of the CODM and a description of how the reported measures are used by the CODM in assessing segment performance and in deciding how to allocate resources; (v) requires that an entity with a single segment provide all new required disclosures. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and requires retrospective application. Early adoption is permitted. The amendments under ASU 2023-07 relate to financial disclosures and its adoption will not have an impact on the Company’s results of operations, financial position or cash flows. The Company adopted ASU 2023-07 for the annual reporting period ended December 31, 2024 and for interim reporting periods thereafter.

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

b) Basis of Consolidation

The consolidated financial statements presented herein reflect the consolidated financial results of the Company, its wholly-owned subsidiaries, Viking Energy Group, Inc. (“Viking”), Camber Permian LLC, CE Operating LLC and CE Operating LLC, the wholly-owned subsidiaries of Viking (Mid-Con Petroleum, LLC, Mid-Con Drilling, LLC, Mid-Con Development, LLC, and Petrodome Energy, LLC.), and Simson-Maxwell (a majority-owned subsidiary of Viking).

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

e) Financial Instruments

Accounting Standards Codification, “ASC” Topic 820-10, “Fair Value Measurement” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 820-10 defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measurement. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and certain other assets and liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1: inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

F-13

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

As of December 31, 2024, the significant inputs to the Company’s derivative liability relative to the Company’s Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock”) were Level 3 inputs.

Assets and liabilities measured at fair value as of and for the year ended December 31, 2024 are classified below based on the fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses (year ended Dec. 31, 2024)

Financial liabilities:
Derivative liability - Series C Preferred Stock	$-	$-	$266,891	$(18,306,398)

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

g) Accounts Receivable

The Company extends credit to its power generation customers in the normal course of business. The Company performs ongoing credit evaluations and generally does not require collateral. Payment terms are generally 30 days. The Company carries its trade accounts receivable at invoice amount less an allowance for expected credit losses. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for expected credit losses based upon management’s estimates that include a review of the history of past write-offs and collections and an analysis of current credit conditions. At December 31, 2024 and December 31, 2023, the Company had a reserve for expected credit losses on power generation accounts receivable of  $82,569 and $36,678, respectively. The Company does not accrue interest on past due accounts receivable.

h) Inventory

Inventories are stated at the lower of cost or net realizable value, and consist of parts, equipment and work-in-process. Work-in-process and finished goods included the cost of materials, direct labor and overhead. At the closing of each reporting period, the Company evaluates its inventory in order to adjust the inventory balance for obsolete and slow-moving items.

Inventory consisted of the following at December 31, 2024 and 2023:

	December 31,
	2024	2023
Units and work-in-process	$7,293,357	$8,181,067
Parts	2,700,182	2,839,833
	9,993,539	11,020,900
Reserve for obsolescence	(1,341,122)	(1,224,931)
	$8,652,417	$9,795,969

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

For the years ended December 31, 2024 and 2023, there were approximately 2,369,508 and 15,998,576 common stock equivalents, respectively, that were omitted from the calculation of diluted income per share as they were anti-dilutive.

n) Revenue Recognition

Power Generation Revenues

Through its 60.5% ownership in Simson-Maxwell, the Company manufactures and sells power generation products, services and custom energy solutions. Simson-Maxwell provides commercial and industrial clients with emergency power generation capabilities. Simson Maxwell’s derives its revenues as follows:

1.

Sale of power generation units. Simson-Maxwell manufactures and assembles power generation solutions. The solutions may consist of one or more units and are generally customized for each customer. Contracts are required to be executed for each customized solution. The contracts generally require customers to submit non-refundable progress payments for measurable milestones delineated in the contract. The Company considers a completed unit to be a single performance obligation for purposes of revenue recognition and recognizes revenue when control of the product is transferred to the customer, which typically occurs upon shipment or delivery to the customer. Commissioning of the unit is considered to be a separate performance obligation for which revenue is recognized when commissioning is completed. Sales, use, value add and other similar taxes assessed by governmental authorities and collected concurrent with revenue-producing activities are excluded from revenue. Progress payments are recognized as contract liabilities until the completed unit is delivered. Revenue is measured as the amount of consideration the Company expects to be entitled to in exchange for the transfer of the unit and commissioning of the unit, which is generally the price stated in the contract. The Company does not allow returns because of the customized nature of the units and does not offer discounts, rebates, or other promotional incentives or allowances to customers. Simson-Maxwell has elected to recognize the cost for freight activities when control of the product has transferred to the customer as an expense within cost of goods.

F-16

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

The following table disaggregates Simson-Maxwell’s revenue by source for the years ended December 31, 2024 and 2023:

	Years Ended
	December 31,
	2024	2023
Power generation units	$11,990,463	$13,488,525
Parts	3,733,320	5,143,068
Total units and parts	15,723,783	18,631,593
Service and repairs	12,787,756	12,380,706
	$28,511,539	$31,012,299

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

The following table describes the changes in the Company’s asset retirement obligations for the years ended December 31, 2024 and 2023:

	Years Ended
	December 31,
	2024	2023
Asset retirement obligation – beginning	$1,042,900	$1,927,196
ARO recovered on disposal of membership interests	(78,394)	(1,104,806)
ARO recovered on previously disposed membership interests	(318,682)	-
ARO acquired on the Merger	-	65,047
Accretion expense	536	155,463
Asset retirement obligation – ending	$646,360	$1,042,900

At December 31, 2024, the Company had no oil and gas assets, The asset retirement obligation balance at December 31, 2024 is in respect of Petrodome’s prior working interest in an abandoned offshore well which was the subject of a decommissioning order (the “Order”) issued by the Bureau of Safety and Environmental Enforcement (“BSEE”) in April 2019, to which Petrodome was a named party. Petrodome filed an appeal with the Interior Board of Land Appeals (“IBLA) in 2019. Petrodome and the BSEE subsequently jointly requested, and received, a stay of the Order from the IBLA that remained in effect at December 31. 2024. The Company understands that decommissioning activity has begun and will retain this obligation pending resolution of the Order.

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

u) Subsequent events

The Company has evaluated all subsequent events from December 31, 2024 through May 12, 2025 (see Note 17).

Note 5. Merger of Camber Energy, Inc. and Viking Energy Group, Inc.

As discussed in Note 1, the Merger was accounted for as a reverse acquisition with Viking treated as the acquiror of Camber for financial accounting purposes.

The transaction consideration transferred by the accounting acquirer for its interest in the accounting acquiree was based on the number of equity interests the legal subsidiary would have had to issue to give the owners of the legal parent the same percentage equity interest in the combined entity that results from the reverse acquisition. This was determined as follows:

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

The Company performs quarterly qualitative assessments of possible indicators of goodwill impairment; no indicators were identified during the first two quarters of 2024.  However, during the quarter ended September 30, 2024, the market price of the Company’s common stock declined significantly and its common stock was delisted from a national stock exchange. The Company concluded that these factors were an indicator of goodwill impairment and therefore performed a quantitative assessment of the goodwill arising from the Merger at September 30, 2024. The assessment used a combination of market prices and discounted cash flows to determine the fair value of the Company. Based upon this assessment, the Company recorded a goodwill impairment charge of $34,860,411, representing an impairment of the entire goodwill balance, in the accompanying consolidated statement of operations for the year ended December 31, 2024.

Note 6. Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification and geographical cost center for the year ended December 31, 2024:

	December 31,			December 31,
	2023	Adjustments	Impairments	2024
Proved developed producing oil and gas properties
United States cost center	$1,127,950	$(1,127,950)	$-	$-
Accumulated depreciation, depletion and amortization	(44,374)	44,374	-	-
Proved developed producing oil and gas properties, net	1,083,576	(1,083,576)	-	-

Undeveloped and non-producing oil and gas properties
United States cost center	-	-	-	-
Accumulated depreciation, depletion and amortization	-	-	-	-
Undeveloped and non-producing oil and gas properties, net	-	-	-	-
Total Oil and Gas Properties, Net	$1,083,576	$(1,083,576)	$-	$-

During the year ended December 31, 2024, the Company disposed of its remaining working interests in its producing oil and gas properties (see Note 2).

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

The Company recognized amortization expense of $309,540 for the year ended December 31, 2024. The estimated future amortization expense for each of the next five years is $304,465 per year.

The ESG intangible asset consisted of the following at December 31, 2024 and December 31, 2023:

	December 31,
	2024	2023
ESG Clean Energy License	$5,000,000	$5,000,000
Accumulated amortization	(1,041,103)	(731,563)
	$3,958,897	$4,268,437

Other intangibles – Simson-Maxwell – Customer Relationships and Brand

The Company allocated a portion of the purchase price of Simson-Maxwell to Customer Relationships with a fair value of $1,677,453 and an estimated useful life of 10 years, and the Simson-Maxwell Brand with a fair value of $2,230,673 and an indefinite useful life.

The Company recognized amortization expense for the Customer Relationship intangible of $168,205 for the year ended December 31, 2024. The estimated future amortization expense for each of the next five years is $167,745 per year.

The Company periodically reviews the fair value of the Customer Relationships and Brand to determine if an impairment charge should be recognized. For the year ended December 31, 2024, the Company determined that the Customer Relationships and Brand intangibles were fully impaired due to lower actual and forecast revenue growth as compared to the date of acquisition and recurring net losses, and recorded an impairment charge of $698,011 related to Customer Relationships and $1,550,929 related to the Brand. For the year ended December 31, 2023, the Company recorded an impairment charge of $311,837 related to the Brand and $357,873 related to Customer Relationships, driven by lower actual and forecast revenue growth as compared to the date of acquisition.

The Other intangibles – Simson-Maxwell consisted of the following at December 31, 2024 and 2023:

	December 31,
	2024	2023
Simmax Brand	$2,230,673	$2,230,673
Customer Relationships	1,677,453	1,677,453
Impairment of intangible assets	(3,370,422)	(1,121,482)
Accumulated amortization	(537,704)	(369,499)
	$-	$2,417,145

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

Jedda

On February 9, 2022, Viking entered into a Securities Purchase Agreement to purchase (the “Purchase”) 51 units (the “Units”), representing a 51% ownership interest in Viking Protection Systems, LLC (“Viking Protection”), from Jedda Holdings LLC (“Jedda”). In consideration for the Units, Viking agreed to issue to Jedda, shares of a new class of Convertible Preferred Stock of Viking with a face value of $10,000 per share (the “Viking Series E Preferred Stock”), or pay cash to Jedda, if applicable, as follows:

No.	Purchase Price*	When Due	No. of Pref. Shares	Conversion Price	No. of Underlying Common Shares	Estimated Revenues if Sales Target Achieved**
1	$250,000	On closing	N/A	$0.60	416,667	N/A
2	4,750,000	On closing	475	0.60	7,916,667	N/A
3	1,000,000	Upon the sale of 10k units	100	0.75	1,333,333	$50,000,000
4	2,000,000	Upon the sale of 20k units	200	1.00	2,000,000	100,000,000
5	3,000,000	Upon the sale of 30k units	300	1.25	2,400,000	150,000,000
6	4,000,000	Upon the sale of 50k units	400	1.50	2,666,667	250,000,000
7	6,000,000	Upon the sale of 100k units	600	2.00	3,000,000	500,000,000
Total	$21,000,000		2,075	$1.06(avg.)	19,733,334	$500,000,000

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

Note 9. Related Party Transactions

The Company’s CEO and Director, James Doris, renders professional services to the Company through AGD Advisory Group, Inc., an affiliate of Mr. Doris’s. During the years ended December 31, 2024 and 2023, the Company paid or accrued $600,000 and $460,000, respectively, in fees to AGD Advisory Group, Inc. As of  December 31, 2024 and 2023, the total amount due to AGD Advisory Group, Inc. was $960,000 and $600,000, respectively, and is included in accounts payable.

During the year ended December 31, 2024, the Company’s CEO and Director, James Doris, advanced $190,830 to Viking Ozone Technology, LLC related to the manufacture of a medical waste unit. This advance is non-interest bearing with no fixed repayment terms and is included in “Due to related parties”.

The Company’s CFO, John McVicar, renders professional services to the Company through 1508586 Alberta Ltd., an affiliate of Mr. McVicar’s. During the years ended December 31, 2024 and 2023, the Company paid or accrued $360,000 and $280,000, respectively, in fees to 1508586 Alberta Ltd.

Simson-Maxwell

At the time of acquisition, Simson-Maxwell had several amounts due to/due from related parties and notes payable to certain employees, officers, family members and entities owned or controlled by such individuals. Viking assumed these balances and loan agreements in connection with the acquisition.

The balance of amounts due to and due from related parties as of December 31, 2024 and 2023 are as follows:

	Due from related party	Due to related party	Net due (to) from
December 31, 2024
Simmax Corp. & majority owner	$320,978	$(591,353)	$(270,375)
Adco Power Ltd.	-		-
	$320,978	$(591,353)	$(270,375)

December 31, 2023
Simmax Corp. & majority owner	$334,437	$(643,121)	$(308,684)
Adco Power Ltd.	-	-	-
	$334,437	$(643,121)	$(308,684)

Simmax Corp. owns a 17% non-controlling interest in Simson-Maxwell and is majority owned by a Director of Simson-Maxwell. Adco Power Ltd., an industrial, electrical and mechanical construction company, is a wholly-owned subsidiary of Simmax Corp., and conducts business with Simson-Maxwell.

The notes payable to related parties as of December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023

Total notes payable to related parties	$944,070	$986,017
Less current portion of notes payable - related parties	(499,573)	(407,154)
Notes payable - related parties, net of current portion	$444,497	$578,863

In August 2024, Simson-Maxwell issued CAD$136,150 ($94,526) in promissory notes to related parties. The notes have no fixed repayment terms and bear interest at 12% per annum, payable monthly.

Note 10. Non-controlling Interests

The following discloses the effects of changes in the Company’s ownership interest in Simson-Maxwell, and on the Company’s equity for the year ended December 31, 2024:

Non-controlling interest - January 1, 2024	$2,764,015

Net loss attributable to non-controlling interest	(1,948,897)

Non-controlling interest – December 31, 2024	$815,118

The following discloses the effects of the Company’s ownership interest in Viking Ozone, Viking Sentinel and Viking Protection in the aggregate, and on the Company’s equity for the year ended December 31, 2024:

Non-controlling interest - January 1, 2024	$7,040,648

Net loss attributable to non-controlling interest	(169,003)

Non-controlling interest – December 31, 2024	$6,871,645

Note 11. Long-Term Debt and Other Short-Term Borrowings

Long term debt and other short-term borrowings consisted of the following at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023

Long-term debt:

Note payable to Discover, pursuant to a Secured Promissory Note dated December 24, 2021 and funded on January 3, 2022 in the original amount of $26,315,789 with interest and principal due at maturity on January 1, 2027. The note bears interest at a rate equal to the Wall Street Journal Prime Rate (3.25%) as of the effective date and is secured by lien on substantially all of the Company’s assets. The balance shown is net of unamortized debt discount of $6,488,422 and $9,714,868 at December 31, 2024 and December 31, 2023, respectively.	19,827,367	16,600,921

Note payable to Discover pursuant to a 10.0% Secured Promissory Note dated April 23, 2021 in the original amount of $2,500,000 with interest and principal due at maturity on January 1, 2027. Pursuant to an amendment dated December 24, 2021 the interest rate was adjusted to the Wall Street Journal Prime Rate (3.25%) as of the amendment date. The Note is secured by a lien on substantially all of the Company’s assets.	2,500,000	2,500,000

Note payable to Discover, pursuant to a 10.0% Secured Promissory Note dated December 22, 2020 in the original amount of $12,000,000 with interest and principal due at maturity on January 1, 2027. Pursuant to an amendment dated December 24, 2021 the interest rate was adjusted to the Wall Street Journal Prime Rate (3.25%) as of the amendment date. The Note is secured by a lien on substantially all of the Company's assets.	12,000,000	12,000,000

Note payable to Discover, pursuant to a 10.0% Secured Promissory Note dated December 11, 2020 in the original amount of $6,000,000 with interest and principal due at maturity on January 1, 2027. Pursuant to an amendment dated December 24, 2021 the interest rate was adjusted to the Wall Street Journal Prime Rate (3.25%) as of the amendment date. The Note is secured by a lien on substantially all of the Company’s assets.	6,000,000	6,000,000

On May 5, 2023, Viking signed a securities purchase agreement with FK Venture LLC (“Buyer”) under which FK Venture LLC agreed to purchase convertible promissory notes from the Company in the amount of $800,000 on the 5th day of each month commencing May 5, 2023 for 6 months, for a minimum commitment of $4,800,000. FK Venture LLC had the right to purchase up to $9,600,000. The notes bore interest at 12% per annum. The maturity date of the notes was the earlier of (i) July 1, 2025, or (ii) 90 days following the date that the Company completes a direct up-listing of its common stock to a national securities exchange (not including any merger or combination with Camber). FK Venture LLC had the right to convert all or any part of the outstanding and unpaid principal balance into common stock of the Company at a conversion price of $0.4158 per share. At December 31, 2023, the Buyer had purchased six notes and converted two of these notes subsequent to the closing of the Merger in exchange for 3,848,004 shares of the Company’s common stock. The Company recorded a loss on early extinguishment of $35,402 related to these conversions. During the year ended December 31, 2024, the Company adjusted the conversion price of three of the remaining notes to $0.16 and the fourth to $0.163. The Buyer then converted the four remaining notes in exchange for 19,907,976 shares of the Company’s common stock. The Company recorded a loss on early extinguishment of $811,132 related to these conversions. The balance at December 31, 2023 is shown is net of unamortized discount of $488,270.

	-	2,711,730

Loan of $150,000 dated July 1, 2020 from the U.S. Small Business Administration. The loan bears interest at 3.75% and matures on July 28, 2050. The loan is payable in monthly installments of $731 with the remaining principal and accrued interest due at maturity. Installment payments were originally due to start 12 months from the date of the note but the date was extended to January 2023. Accrued interest from the original installment due date to January 2023 was capitalized to the loan principal balance	159,276	162,019

Total long-term debt	40,486,643	39,974,670
Less current portion and debt discount	(2,848)	(2,743)
Total long-term debt, net of current portion and debt discount	$40,483,795	$39,971,927

Principal maturities of long-term debt for the next five years and thereafter are as follows:

Years ending December 31,
	Principal	Unamortized Discount	Net
2025	$2,848	$-	$2,848
2026	2,956	-	2,956
2027	46,818,858	(6,488,422)	40,330,436
2028	3,186	-	3,186
2029	3,308	-	3,308
Thereafter	143,909	-	143,909

	$46,975,065	$(6,488,422)	$40,486,643

Advance from FK Venture LLC

During the year ended December 30, 2024, FK Venture LLC advanced $1,200,000 to the Company’s wholly owned subsidiary, Viking. The terms of this advance have not been finalized. The amount has been included in Accrued Expenses and Other Current Liabilities at December 31, 2024.

Bank Credit Facility

Simson-Maxwell has a demand operating credit facility of CAD $6,000,000 with TD Bank, comprised of an operating line, secured by accounts receivable and inventory, up to CAD $4,000,000 and a fixed loan of CAD $2,000,000. The facility bears interest at prime plus 2.25%, with an annual fee of CAD $10,000 and a monthly administration fee of CAD $500. The Company is required to make monthly principal payments in the amount of CAD $55,555 on the fixed loan portion commencing on October 31, 2024. The balance outstanding under this credit facility is CAD $5,670,658 ($3,937,008) and CAD $4,457,947 ($3,365,995) as of December  31, 2024 and December 31, 2023, respectively.

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

The potential obligation to issue True-Up shares creates an additional derivative liability. The determination of the number of True-Up shares due, if any, is based on the lowest VWAP calculation over the Measurement Period that extends beyond the conversion date. In addition, if the Company has not complied with certain provisions of the COD, the Measurement Period does not end until the Company is complying. The potential obligation to issue True-Up shares after the conversion date is a derivative liability.

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

Activities for Series C Preferred Stock derivative liability during the year ended December 31, 2024 was as follows:

December 31, 2024
Carrying amount at beginning of year	$3,863,321
Change in fair value	18,306,398
Settlement of obligation (issuance of shares of common stock)	(5,649,071)
Reclassification of True-Up share obligation from liability to equity	(16,253,757)
Carrying amount at end of year	$266,891

Convertible Debt

On March 10, 2023, the terms of the promissory notes held by Mid-Con Petroleum, LLC and Mid-Con Drilling, LLC described in Note 11 were amended to include a conversion feature granting the holder of the note the option to convert the principal balance of the debt, in whole or in part, into common stock of Viking. The conversion price is equal to the lesser of: (i) the average of the 5 lowest individual daily volume weighted average prices (“VWAP”) of Viking common stock during the 30-day period prior to the date of the notice of conversion; or (ii) one dollar ($1.00) per share. All other terms of the promissory notes remained unchanged.

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

During the year ended December 31, 2024, the Company issued a total of 138,834,937 shares of common stock, as follows:

(i)

A total of 111,149,679 True-Up shares related to prior conversions of Series C Preferred Stock as a result of the continuation of the Measurement Period (as defined in the Series C COD with respect to such Series C Preferred Stock) associated with such conversions and a decline in the price of the Company’s shares of common stock within the Measurement Period.

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

The Series C Preferred Stock is subject to a beneficial ownership limitation, which prevents any holder of the Series C Preferred Stock from converting such Series C Preferred Stock into common stock, if upon such conversion, the holder would beneficially own greater than 4.99% of Camber’s outstanding common stock.

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

As of December 30, 2024, Antilles held 30 shares of Series C Preferred Stock. The Series C Preferred Stock is convertible into a substantial number of the Company’s shares of common stock which could result in significant dilution of the Company’s existing shareholders. If the outstanding Series C Preferred Stock were converted as of September 30, 2024, the Company estimates that the following shares of common stock would be required to be issued to satisfy the conversion of shares of the Series C Preferred Stock:

December 31, 2024*
Estimated number of shares issuable for conversion at $ 162.50 per share at December 31, 2024	1,846
Estimated number of shares of common stock required to satisfy Conversion Premium using VWAP at period end	26,689,091
26,690,937

*based on 30 shares of Series C Convertible Preferred Stock outstanding as of such date and a VWAP of $0.15 for the purposes of calculating the Conversion Premium, with $0.15 being the floor price of the Measuring Metric established in the February 2024 agreement between the Company and Antilles.

On March 25, 2024, the Company received a notice letter from the NYSE American stating that the Company was back in compliance with all of the NYSE American’s continued listing standards. As a result, the Measurement Period related to prior conversions of 240 Series C Preferred Stock ended and the number of remaining True-Up shares due from these prior conversions was fixed at 101,585,980. The fair value of these shares on March 25, 2024 was determined to be $16,253,757 and was included in Stockholders’ Equity as common stock to be issued at March 31, 2024. At December 31, 2024, the number of remaining True-Up shares due to be issued from prior conversions was 21,574,679.

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

In 2022, the Company paid the Investor $2,750,000 and redeemed 5,272 shares of Series G Preferred Stock associated with the Notes due March 31, 2022 and June 30, 2022, thereby canceling such Notes and reducing the number of shares of Series G Preferred Stock outstanding from 10,544 to 5,272. The Investor may not convert any of the remaining shares of Series G Preferred Stock associated with any remaining Note into shares of common stock or sell any of the underlying shares of common stock unless that Note is paid in full by the Investor, and the Company may redeem the shares of Series G Preferred Stock associated with each Note by paying the Investor $1,375,000 as full consideration for such redemption. As of December 31, 2024, none of the outstanding Notes had been paid in full and thus the underlying shares were not convertible.

(iv) Series H Convertible Preferred Stock

On August 1, 2023, the Company issued 475 shares of new Series H Preferred Stock in exchange for 475 outstanding shares of old Series E Preferred Stock of Viking Energy Group inc. Pursuant to the COD for the Series H Preferred Stock (the “Series H COD”), each share of New Camber Series H Preferred Stock has a face value of $10,000 per share, is convertible into a certain number of shares of Camber Common Stock, with the conversion ratio based upon achievement of certain milestones by Viking’s subsidiary, Viking Protection (provided the holder has not elected to receive the applicable portion of the purchase price in cash pursuant to that certain Purchase Agreement, dated as of February 9, 2022, by and between Viking and Jedda Holdings, LLC), is subject to a beneficial ownership limitation of 4.99% of Camber Common Stock (but may be increased up to a maximum of 9.99% at the sole election of a holder by the provision of at least 61 days’ advance written notice) and has voting rights equal to one vote per share of Camber Series H Preferred Stock held on a non-cumulative basis. During the year ended December 31, 2023, Jedda Holdings converted 200 of the 475 shares of Series H Preferred Stock into 3,333,333 shares of Common Stock. During the year ended December 31, 2024, Jedda Holdings converted the remaining 275 shares of Series H Preferred Stock into 4,583,333 shares of Common Stock.

(c) Warrants

The following table represents stock warrant activity as of and for the years ended December 31, 2024 and 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding – December 31, 2023	3,691,143	0.66	2.62 years	-
Granted	-			-
Exercised	-			-
Forfeited/expired/cancelled	(1,349,727)	1.55	-	-

Warrants Outstanding – December 31, 2024	2,341,416	$0.86	2.55 years	$-

Outstanding Exercisable – December 31, 2024	2,341,416	$0.86	2.55 years	$-

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding – December 31, 2022	9,259,261	0.62	4.03 years	-
Granted	-			-
Exercised	3,888,889	0.001	4.86 years	-
Forfeited/expired/cancelled	(1,679,229)	2.16	-	-

Warrants Outstanding – December 31, 2024	3,691,143	$0.66	2.62 years	$-

Outstanding Exercisable – December 31, 2024	3,691,143	$0.66	2.62 years	$-

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

Note 14. Commitments and Contingencies

Building, vehicle and equipment leases – Simson-Maxwell

The Company has right-of-use assets and operating lease liabilities associated with various operating lease agreements of Simson-Maxwell pertaining to seven business locations, for the premises, vehicles and equipment used in operations in the amount of $7,806,110. These values were determined using a discount rate of 3.45% for the premises, and 7.5% for vehicles and equipment. The leases have varying terms, payment schedules and maturities. Operating lease expense is recognized on a straight-line base over each of the lease terms.

Payments due in each of the next five years and thereafter at December 31, 2024 under these leases are as follows:

	Building	Vehicle and Equipment
	Leases	Leases	Totals

2025	$1,073,801	$644,113	$1,717,914
2026	842,445	481,862	1,324,307
2027	843,746	313,234	1,156,980
2028	743,920	81,483	825,403
2029	726,217	-	726,217
Thereafter	2,602,244	-	2,602,244
	$6,832,373	$1,520,692	$8,353,065
Less imputed interest			(955,762)
Present value of remaining lease payments			$7,397,303

Current			$1,603,199
Non-current			$5,794,104

Operating lease expense for these leases was $1,600,902 and $1,586,879 for the years ended December 31, 2024 and 2023, respectively.

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

Note 15. Income Taxes

The Company files income tax returns in the United States and Canada federal jurisdictions. At December 31, 2024, the Company had United States and Canada net operating loss carry forwards of $23.9 million and $3.8 million, respectively. $17.9 million of the United States net operating losses expire from 2029 to 2037, with the remainder carried forward indefinitely. Canada net operating losses expire from 2038 to 2044. At December 31. 2024, the Company estimated that Viking Energy, Inc. had no pre-Marger operating loss carry forwards as a result of the IRC Section 382 limitation. The potential benefit of these net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not that it will utilize the net operating losses carried forward in future years.

The current and deferred income tax expense (benefit) consists of the following for the years ended December 31, 2024 and 2023:

	For the Years Ended
	December 31,
	2024	2023

Current
Federal	$-	$-
State	-	-
Foreign	-	-
Total current tax benefit	$-	$-

Deferred tax timing differences
Federal	$5,890,110	$(3,642,729)
State	-	-
Foreign	(3,647,562)	(173,847)
Total deferred tax timing differences	$2,242,548	$(3,816,576)

Increase (decrease) in valuation allowance	(2,242,548)	3,816,576

Income tax expense (benefit)	$-	$-

As a result of the Merger, the Company acquired approximately $20.3 million of deferred tax timing differences against which a valuation allowance of approximately $20.3 million had been recorded.

In 2024, following the disposal of its remaining oil and gas assets, the Company eliminated the balances of deferred tax timing differences related to its oil and gas business.

The components of deferred tax assets and liabilities as of December 31, 2024, and 2023 are as follows:

	December 31,
	2024	2023
Deferred tax assets:
NOL carry forwards	$27,745,753	$26,907,258
Capital loss carry forwards	1,932,353
Bad debt reserves	-	535,033
Impairment of oil and gas assets	-	8,351,170
Unrealized loss	-	695
Derivative losses	9,435,119	5,712,723
Book tax depletion difference	378,073	10,771,641
Loss on financing settlements	297,494	127,156
Share based compensation	5,057,460	4,993,410
Intangible drilling costs	-	648,017
Loss from equity interests	4,386,760	4,386,760

Total deferred tax assets	$49,233,012	$62,433,863

Deferred tax liabilities:
Derivative gains	$-	$(121,947)
Bargain purchase and other gains	-	(10,836,356)

Total deferred tax liabilities	-	(10,958,303)

Deferred tax assets - before valuation allowance	49,233,012	51,475,560
Less valuation allowance	(49,233,012)	(51,475,560)

Deferred tax asset (liability) - net	$-	$-

The Company maintains a valuation allowance upon the net federal and foreign deferred tax asset.

A reconciliation of the federal and state statutory income tax rates to the Company’s effective income tax rate applicable to income before income tax benefit from continuing operations is as follows for the years ended December 31, 2024 and 2023:

	For the Years Ended
	December 31,
	2024	2023
Expected provision at US statutory rate	21.0%	21.0%
State income tax net of federal benefit	-%	-%
Higher tax rate on foreign source income	1.1%	0.2%
Other items effecting timing differences	(18.9)%	-%
Valuation allowance	(3.2)%	(21.2)%
Effective income tax rate	0%	0%

The Company files income tax returns in the United States and Canada federal jurisdictions. As of December 31, 2024, the U.S. and Canadian tax returns for the Company for the years ending 2018 through 2024 remain open to assessment by the respective tax authorities. Net operating loss carryforwards remain subject to examination until the tax year in which the net operating loss is used closes for assessment. The Company and its subsidiaries are not currently under examination for any period. No material change in the reserve for uncertain tax positions is expected in the next 12 months.

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

Information related to our reportable segments and our consolidated results for the years ended December 31, 2024 and 2023 is presented below.

	Year Ended December 31, 2024
	Oil and Gas	Power Generation	Total
Loss from Operations is as follows:

Revenue	$99,028	$28,511,539	$28,610,567

Operating expenses
Cost of goods	-	20,831,144	20,831,144
Lease operating costs	22,352	-	22,352
General and administrative	3,745,536	11,860,571	15,606,107
Stock-based compensation	305,000	-	305,000
Impairment of intangible assets	-	2,248,940	2,248,940
Depreciation, depletion and amortization	355,162	424,470	779,632
Accretion - ARO	536	-	536

Total operating expenses	4,428,586	37,239,568	39,793,711

Loss from operations	$(4,329,558)	$(5,999,335)	$(11,183,144)

Assets

Segment assets	$182,058	$22,745,748	$22,927,806
Corporate and unallocated assets			19,392,237

Total Consolidated Assets			$42,320,043

	Year Ended December 31, 2023
	Oil and Gas	Power Generation	Total
Loss from Operations is as follows:

Revenue	$1,042,024	$31,012,299	$32,054,323

Operating expenses
Cost of goods	-	21,340,506	21,340,506
Lease operating costs	658,505	-	658,505
General and administrative	4,864,323	10,010,569	14,874,892
Impairment of oil and gas and intangible assets	347,050	669,710	1,016,760
Depreciation, depletion and amortization	595,360	407,202	1,002,562
Accretion - ARO	155,463	-	155,463

Total operating expenses	6,620,701	32,427,987	39,048,688

Loss from operations	$(5,578,677)	$(1,415,688)	$(6,994,365)

Assets

Segment assets	$6,625,287	$22,414,398	$29,039,685
Corporate and unallocated assets			54,562,188

Total Consolidated Assets			$83,601,873

Note 17. Subsequent Events

Merger Related Litigation

On March 31, 2025, the U.S. District Court for the Southern District of Texas, Houston Division, granted a motion by the Company to dismiss with prejudice Class Action Complaint (i.e., C.A. No.4:24-cv-00489) styled Lawrence Rowe, Individually and on Behalf of All Others Similarly Situated v. James A. Doris and Camber Energy, Inc. The deadline for the Plaintiff to appeal the Court’s decision expired on or about April 30, 2025.

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

At any time prior to the Maturity Date, the Investor may elect to convert the outstanding principal and any accrued but unpaid interest into shares of the Company’s common stock at a fixed conversion price of $0.15 per share,

Viking Ozone Technology Promissory Notes

(i)

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

(ii)

On April 29, 2025, Viking Ozone entered into a short-term loan arrangement with an accredited investor (the “Investor”). Pursuant to the transaction, Viking Ozone issued the Investor a promissory note in the principal amount of $500,000 (the “Note”). The Note bears interest at a fixed rate equal to 10% of the principal amount and matures on the earlier of  (i) September 30, 2025, or (ii) the date VOT receives proceeds from the sale of the VKIN-300 waste treatment system that was shipped to France in the first quarter of 2025

The Company was not a party to the Note and the Note did not include any conversion rights or warrant issuances.

Series C Preferred Stock:

On April 8, 2025, the Company issued 8,007,281 Common Shares to Antilles in exchange for the conversion of 9 shares of Series C Convertible Preferred Stock, leaving 21 shares of Series C Convertible Preferred Stock issued and outstanding as of such date.

Between January 1 and May 12, 2025, the Company issued 6,645,406 True-Up Shares to Antilles in connection with Delivery Notices submitted by Antilles.

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (unaudited)

The following supplemental unaudited information regarding the Company’s oil and gas activities is presented pursuant to the disclosure requirements of ASC 932, “Extractive Activities – Oil and Gas”. Camber’s oil and gas activities are located in the United States.

On November 5, 2023, Mid-Con Petroleum, LLC and Mid-Con Drilling, LLC, wholly-owned subsidiaries of Viking, sold 100% of their interest in oil and gas assets in Kansas, consisting of 168 producing wells, 90 injector wells and 34 non-producing wells. On December 1, 2023, a subsidiary of Petrodome Energy, LLC (“Petrodome”), a wholly-owned subsidiary of Viking, sold its non-operated working interest in a producing oil well in Texas. These two dispositions represented 100% of the reserves owned by Viking and its subsidiaries. On February 1, 2024, the Company sold its working interest in oil and gas properties producing from the Cline and Wolfberry formations in Texas.

At December 31, 2024, the Company did not hold any interest in producing oil and gas properties.

Results of Operations

Oil and Gas Sales by geographic area for the years ended December 31, 2024 and 2023:

	United States
	Years Ended
	December 31,
	2024	2023
Sales	$99,028	$1,042,024
Lease operating costs	(22,352)	(658,505)
Depletion, accretion and impairment	(536)	(783,576)
	$76,140	$(400,057)

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

Under SEC reporting requirements, proved undeveloped reserves include only those reserves in which the Company has current plans to develop, generally within five years. At December 31, 2024, the Company did not have an ownership interest in any oil and gas reserves.

Estimated Quantities of Proved Reserves (BOE)

	United States
	Years Ended December 31,
	2024	2023
Proved Developed, Producing	-	61,045
Proved Developed, Non-Producing	-	-
Total Proved Developed	-	61,045
Proved Undeveloped	-	-
Total Proved	-	61,045

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

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with provisions of ASC 932. Future cash inflows at December 31, 2024 and 2023 were computed by applying the unweighted, arithmetic average of the closing price on the first day of each month for the 12-month period prior to December 31, 2024 and 2023 to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year-end, based on year-end costs and assuming continuation of existing economic conditions.

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the years ended December 31, 2024 and 2023 are as follows:

	United States
	Years Ended December 31,
	2024	2023

Future cash inflows	$-	$3,516,730
Future production costs	-	(1,908,490)
Future development costs	-	-
Future income tax expense	-	-
Future net cash flows	$-	$1,608,240
10% annual discount for estimated timing of cash flows	-	(669,870)
Standardized measure of DFNCF	$-	$938,370

Changes in Standardized Measure of Discounted Future Net Cash Flows

The changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the years ended December 31, 2024 and 2023 are as follows:

	United States
	Years Ended December 31,
	2024	2023
Balance - beginning	$938,970	$2,971,599
Net changes in prices and production costs	-	(828,303)
Net changes in future development costs	-	(35,117)
Sales of oil and gas produced, net	-	(290,073)
Extensions, discoveries and improved recovery	-	-
Purchases of reserves	-	948,578
Sales of reserves	(938,970)	(2,708,234)
Revisions of previous quantity estimates	-	(115,831)
Previously estimated development costs incurred	-	-
Net change in income taxes	-	-
Accretion of discount	-	297,160
Other	-	698,590
Balance - ending	$-	$938,370

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our management, including our principal executive officer and principal financial officer, have concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria framework established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment, our management has concluded that our internal controls over financial reporting were not effective as of December 31, 2024.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Executive Officers and Directors

The following table and accompanying descriptions indicate the name of each officer and director, including their age, principal occupation or employment, and the year in which each person first became a director.

Name	Position	Date First Elected/Appointed as Officer or Director	Age
James A. Doris	Chief Executive Officer and Director	December 23, 2020	52
John McVicar	Chief Financial Officer and Treasurer	September 1, 2023	61
Fred Zeidman	Director	January 11, 2018	77
Robert Green	Director	December 23, 2020	61
David Herskovits	Director	December 7, 2023	74

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

Board and Committee Activity and Compensation

For the fiscal year ending December 31, 2024, the Board of Directors held two formal meetings via  video conference and corresponded via email as necessary. All material decisions of the Board of Directors were evidenced via the unanimous written consent of the Board of Directors and the various committees described below. All directors attended at least 75% of the Board of Directors’ meetings.  The Company encourages but does not require all directors to be present at annual meetings of stockholders. The Company did not hold an annual meeting of stockholders in 2024.

The Board has a standing Audit Committee, Compensation Committee, and Nominating and Governance Committee. Mr. Fred Zeidman, Mr. Robert Green, Mr. David Herskovits are “independent” members of the Board, as determined in accordance with applicable SEC rules, including Rule 10A-3(b)(1) of the Exchange Act. Committee membership and the functions of those committees are described below.

Board of Directors Committee Membership

	Audit Committee	Compensation Committee	Nominating and Governance Committee
James A. Doris
Fred Zeidman	M	C	C
Robert Green			M
David Herskovits	C

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

The Audit Committee’s function is to provide assistance to the Board in fulfilling the Board’s oversight functions relating to the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the independent auditor’s qualifications and independence and the performance of the Company’s independent auditors, and to perform such other activities consistent with its charter and our Bylaws as the Committee or the Board deems appropriate. The Audit Committee produces an annual report for inclusion in our proxy statement. The Audit Committee is directly responsible for the appointment, retention, compensation, oversight and evaluation of the work of the independent registered public accounting firm (including resolution of disagreements between our management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work. The Audit Committee shall review and pre-approve all audit services, and non- audit services that exceed a de minimis standard, to be provided to us by our independent registered public accounting firm. The Audit Committee carries out all functions required by the SEC and applicable federal securities laws.

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

For the fiscal year ending December 31, 2024, the Audit Committee held four formal meetings, via video conference, each taking place prior to the filing of the Companies’ annual and quarterly reports. The Audit Committee’s charter is available on our website at www.camber.energy at “Governance” - “Policies” and is included as Exhibit 99.1 to this Annual Report on Form 10-K for the year ended December 31, 2024.

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

For the fiscal year ending December 31, 2024, the Compensation Committee held no formal meetings, but did take various actions via unanimous written consent of the committee. The Compensation Committee’s charter is available on our website at www.camber.energy at “Governance” - “Policies” and is included as Exhibit 99.2 to this Annual Report on Form 10-K for the year ended December 31, 2024.

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

In addition, the Company’s Bylaws permit stockholders to nominate directors at an annual meeting of stockholders or at a special meeting at which directors are to be elected in accordance with the notice of meeting pursuant to the requirements of the Company’s Bylaws and applicable SEC rules and regulations.

For the fiscal year ending December 31, 2024, the Nominating and Governance Committee held no formal meetings, but did take various actions via a unanimous written consent of the committee. The Nominating and Governance Committee’s charter is available on our website at www.camber.energy at “Governance” - “Policies” and is included as Exhibit 99.3 to this Annual Report on Form 10-K for the year ended December 31, 2024.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and the most highly compensated executive officer other than the CEO and CFO who was serving as an executive officer of the Company for the years ended December 31, 2024 and 2023. (the Company did not have any executive officers other than its CEO and CFO as of December 31, 2024 and December 31, 2023), and up to two additional individuals for whom disclosure would have been required had they been serving as an executive officer at the end of the last completed fiscal year (collectively, the “Named Executive Officers”).

Name and Principal Position	Period Ending	Consulting Fees/Salary		All Other Compensation*	Total
James A. Doris	December 31, 2024	$600,000	(2)	$-	$600,000
Chief Executive Officer (1)	December 31, 2023	390,000	(2)	-	390,000

John McVicar	December 31, 2024	$360,000	(4)	$-	$360,000
Chief Financial Officer (3)	December 31, 2023	$120,000	(4)	-	$120,000

Frank W. Barker Jr.	December 31, 2024	$-		$-	$-
Former Chief Financial Officer (5)	December 31,2023	$160,000	(6)	$-	$160,000

* Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

No executive officer earned any bonus, stock awards, option awards, non-equity incentive plan compensation or non-qualified deferred compensation during the periods reported above.

(1)	Mr. Doris was appointed as Chief Executive Officer on December 23, 2020.

(2)

The amounts included in “Consulting Fees/Salary” for the years ended December 31, 2024 and 2023, are comprised of $600,000 and $390,000, respectively, paid AGD Advisory Group, Inc., a company affiliated with Mr. Doris.

(3)	Mr. McVicar was appointed as Chief Financial Officer on September 1, 2023.

(4)

The amounts included in “Consulting Fees/Salary” for the years ended December 31, 2024 and 2023, are comprised of $360,000 and $120,000, respectively, paid to 1508586 Alberta Ltd., a company affiliated with Mr. McVicar.

(5)	Mr. Barker served as Chief Financial Officer from December 23, 2020 to August 31, 2023.

(6)	The amounts included in “Consulting Fees/Salary” for the years ended December 31, 2023, are comprised of $160,000 paid FWB Consulting, Inc., a company affiliated with Mr. Barker.

Employment Agreements

As of December 31, 2024, the Company did not have any formal compensation arrangements with any executive. Effective from the date of the Merger (August 1, 2023),  the Company has orally agreed to pay $50,000 per month to AGD Advisory Group, Inc., an affiliate of James Doris, our Chief Executive Officer for professional services he renders to the Company, and $30,000 per month to 1508586 Alberta Ltd., an affiliate of John McVicar, our Chief Financial Officer, for professional services he renders to the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

None of our Named Executive Officers had any stock options or stock awards outstanding as of December 31, 2024.

DIRECTOR COMPENSATION

The following table sets forth compensation information with respect to our non-executive directors for the year ended December 31, 2024.

	Fees Earned or Paid	All Other
Name	in Cash ($)	Compensation ($)	Total ($)
Fred S. Zeidman	$53,333	$-	$53,333
Robert Green	$53,333	$-	$53,333
David Herskovits (1)	$53,333	$-	$53,333
Lawrence B. Fisher (2)	$13,333	$-	$13,333

(1)	Mr. Herskovits was elected as a Director on December 7, 2023.
(2)	Mr. Fisher passed away on June 5, 2024 and ceased to be a Director.

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

In 2024 and 2023, the Company paid each member of the Board of Directors a fee of $13,333 per quarter.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table presents certain information as of December 31, 2024, as to:

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

The following table presents certain information as of December 31, 2024, as to:

•	each stockholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock,

•	each director,

•	each Named Executive Officer, and

•	all directors and executive officers as a group.

The percentage ownership of our common stock in the table is based on 302,461,892 shares of common stock issued and outstanding as of December 31, 2024, assuming exercise of all warrants to purchase common stock and the conversion of all shares of Series A Preferred Stock and Series C Preferred Stock issued and outstanding as of December 31, 2024, subject to applicable beneficial ownership limitations.

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

Stockholder	Number of Shares of Common Stock	Percent of Common Stock
Executive Officers and Directors
James A. Doris (1)	26,890,770	8.89%
John McVicar	-	-%
Robert Green	-	-%
Fred S. Zeidman	-	-%
David Herskovits (2)	73,890	0.02%
All Executive Officers and Directors as a Group (Five Persons)	26,964,660	8.91%

(1)	Includes 1,666,667 warrants to purchase common stock, 222,223 shares of common stock, and conversion of 28,092 shares of Series A Preferred Stock.
(2)	Includes 66,667 warrants to purchase common stock and 7,223 shares of common stock.

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

Director Independence

During the year ended December 31, 2024, the Board determined that 75% of the Board is independent based on applicable SEC independence standards. Accordingly, the Board has determined that Mr. Zeidman, Mr. Green, Mr. Herskovits are “independent” members of the Board of Directors in accordance with SEC rules, and Mr. Doris is not “independent” due to his status as an officer of the Company (see “Item 10. Directors, Executive Officers and Corporate Governance”).

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

	Years Ended
	December 31,
Category	2024	2023
Audit Fees	$181,760	$106,950
Audit Related Fees	12,500	24,500
Tax Fees	31,472	7,500
All Other Fees	-	-
Total	$225,732	$138,950

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

Dated: May 12, 2025

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James A Doris	Chief Executive Officer	May 12, 2025
James A. Doris	(Principal Executive Officer)
and Director

/s/ John McVicar	Chief Financial Officer	May 12, 2025
John McVicar	(Principal Financial and Accounting Officer)

/s/ Fred S. Zeidman	Director	May 12, 2025
Fred S. Zeidman

/s/ Robert Green	Director	May 12, 2025
Robert Green

/s/ David Herskovits	Director	May 12, 2025
David Herskovits

EXHIBIT INDEX

Exhibit No.	Description

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

69

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

70

10.1 ***

Camber Energy, Inc. Amended and Restated 2014 Stock Incentive Plan (Filed as Exhibit 4.1 to the Company’s Report on Form 8-K, filed with the Commission on February 22, 2019, and incorporated herein by reference)(File No. 001-32508)

10.2

$1,539,719 Promissory Note effective December 31, 2019, evidencing amounts owed by Lineal Star Holdings, LLC to Camber Energy, Inc. (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on January 3, 2020 and incorporated herein by reference) (File No. 001-32508)

10.3

$800,000 Promissory Note No. 2 effective December 31, 2019, evidencing amounts owed by Lineal Star Holdings, LLC to Camber Energy, Inc. (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on January 3, 2020 and incorporated herein by reference) (File No. 001-32508)

10.4

Mutual Termination Agreement, by and between Viking Energy Group, Inc. and Camber Energy, Inc., dated December 22, 2020 (incorporated by reference to Current Report on Form 8-K filed on December 28, 2020)

10.5

Assignment of Membership Interests, by Camber Energy, Inc. in favor of Viking Energy Group, Inc., dated December 22, 2020 (incorporated by reference to Current Report on Form 8-K filed on December 28, 2020)

10.6

Securities Purchase Agreement (with Cancellation Agreement), by and between Camber Energy, Inc. and Viking Energy Group, Inc., dated December 22, 2020 (incorporated by reference to Viking’s Current Report on Form 8-K filed on December 28, 2020)

10.7	Form of Guaranty, issued by Viking Energy Group, Inc., dated December 22, 2020 (incorporated by reference to Viking’s Current Report on Form 8-K filed on December 28, 2020)

10.8

Securities Purchase Agreement, by and between Camber Energy, Inc. and Viking Energy Group, Inc., dated December 31, 2020 (incorporated by reference to Viking’s Current Report on Form 8-K filed on January 13, 2021)

10.9	Form of Guaranty, issued by Viking Energy Group, Inc., dated April 23, 2021 (incorporated by reference to Viking’s Current Report on Form 8-K filed on April 27, 2021)

10.10

Promissory Note issued by Camber Energy, Inc. to the Investor named therein, in the principal amount of $2.5 million, dated April 23, 2021 (Filed as Exhibit 10.1 to Camber’s Current Report on Form 8-K, filed with the Commission on April 27, 2021 and incorporated herein by reference)

10.11

Pledge Agreement, between Camber Energy, Inc. and the Investor named therein, dated April 23, 2021 (Filed as Exhibit 10.2 to Camber’s Current Report on Form 8-K, filed with the Commission on April 27, 2021 and incorporated herein by reference)

10.12

Security Agreement, between Camber Energy, Inc. and the Investor named therein, dated April 23, 2021 (Filed as Exhibit 10.3 to Camber’s Current Report on Form 8-K, filed with the Commission on April 27, 2021 and incorporated herein by reference)

10.13

Second Amendment To $6 million Secured Promissory Note, between Camber Energy, Inc. and the Investor named therein, dated July 9, 2021 (Filed as Exhibit 10.1 to Camber’s Current Report on Form 8-K, filed with the Commission on July 12, 2021 and incorporated herein by reference)

10.14

First Amendment To $12 million Secured Promissory Note, between Camber Energy, Inc. and the Investor named therein, dated July 9, 2021 (Filed as Exhibit 10.2 to Camber’s Current Report on Form 8-K, filed with the Commission on July 12, 2021 and incorporated herein by reference)

10.15

First Amendment To $2.5 million Secured Promissory Note, between Camber Energy, Inc. and the Investor named therein, dated July 9, 2021 (Filed as Exhibit 10.3 to Camber’s Current Report on Form 8-K, filed with the Commission on July 12, 2021 and incorporated herein by reference)

10.16

Stock Purchase Agreement between Camber Energy, Inc. and the Investor named therein, dated July 9, 2021 (Filed as Exhibit 10.1 to Camber’s Current Report on Form 8-K, filed with the Commission on July 12, 2021 and incorporated herein by reference)

10.17

Securities Purchase Agreement, by and between Camber Energy, Inc. and Viking Energy Group, Inc., dated July 29, 2021 (incorporated by reference to Viking’s Current Report on Form 8-K filed on July 30, 2021)

10.18

Share Purchase Agreement, by and between Viking Energy Group, Inc., Simmax Corp., Remora EQ LP and Simson-Maxwell Ltd., dated August 6, 2021 (incorporated by reference to Viking’s Current Report on Form 8-K filed on August 9, 2021)

10.19	Subscription Agreement between Viking Energy Group, Inc. and Simson-Maxwell Ltd., dated August 6, 2021 (incorporated by reference to Viking’s Current Report on Form 8-K filed on August 9, 2021)

10.20

Unanimous Shareholders Agreement, by and between Viking Energy Group, Inc., Simmax Corp., Remora EQ LP and Simson-Maxwell Ltd., dated August 6, 2021 (incorporated by reference to Viking’s Current Report on Form 8-K filed on August 9, 2021)

71

10.21

First Amendment to Unanimous Shareholders Agreement, by and between Viking Energy Group, Inc., Simmax Corp., Remora EQ LP and Simson-Maxwell Ltd., dated October 18, 2021 (incorporated by reference to Viking’s Quarterly Report on Form 10-Q filed on November 15, 2021)

10.22

Exclusive Intellectual Property License Agreement between ESG Clean Energy, LLC and Viking Energy Group, Inc., dated August 18, 2021 (incorporated by reference to Viking’s Current Report on Form 8-K filed on August 23, 2021)

10.23

Agreement between Camber Energy, Inc. and the Investor named therein, dated October 9, 2021 (Filed as Exhibit 10.1 to Camber’s Current Report on Form 8-K, filed with the Commission on October 13, 2021 and incorporated herein by reference)

10.24

Agreement between Camber Energy, Inc. and the Investor Named Therein, dated October 9, 2021 (Filed as Exhibit 10.2 to Camber’s Current Report on Form 8-K, filed with the Commission on October 13, 2021 and incorporated herein by reference)

10.25

Agreement between Camber Energy, Inc. and the Investor named therein, dated December 2, 2021 (Filed as Exhibit 10.1 to Camber’s Current Report on Form 8-K, filed with the Commission on December 6, 2021 and incorporated herein by reference)

10.26

Agreement between Camber Energy, Inc. and the Investor named therein, dated December 2, 2021 (Filed as Exhibit 10.2 to Camber’s Current Report on Form 8-K, filed with the Commission on December 6, 2021 and incorporated herein by reference)

10.27

Agreement between Camber Energy, Inc. and the Investor named therein, dated December 24, 2021 (Filed as Exhibit 10.1 to Camber’s Current Report on Form 8-K, filed with the Commission on December 27, 2021 and incorporated herein by reference)

10.28

Agreement between Camber Energy, Inc. and the Investor named therein, dated December 24, 2021 (Filed as Exhibit 10.2 to Camber’s Current Report on Form 8-K, filed with the Commission on December 27, 2021 and incorporated herein by reference)

10.29

Loan Agreement by and between Camber Energy, Inc. and the Investor Named Therein, dated December 24, 2021 (Filed as Exhibit 10.1 to Camber’s Current Report on Form 8-K, filed with the Commission on December 27, 2021 and incorporated herein by reference)

10.30

Promissory Note issued by Camber Energy, Inc. to the Investor named therein, dated on or about December 31, 2021 (Filed as Exhibit 10.1 to Camber’s Current Report on Form 8-K, filed with the Commission on January 4, 2022 and incorporated herein by reference)

10.31

Pledge Agreement between Camber Energy, Inc. and the Investor named therein, dated on or about December 31, 2021 (Filed as Exhibit 10.2 to Camber’s Current Report on Form 8-K, filed with the Commission on January 4, 2022 and incorporated herein by reference)

10.32

Security Agreement by and between Camber Energy, Inc. and the Investor named therein, dated on or about December 31, 2021 (Filed as Exhibit 10.3 to Camber’s Current Report on Form 8-K, filed with the Commission on January 4, 2022 and incorporated herein by reference)

10.33

Stock Purchase Agreement, dated on or about December 30, 2021, between Camber Energy, Inc. and the Investor named therein (Filed as Exhibit 10.1 to Camber’s Current Report on Form 8-K, filed with the Commission on January 5, 2022 and incorporated herein by reference)

10.34

Securities Purchase Agreement, by and between Viking Energy Group, Inc., and Choppy Group LLC, dated as of January 18, 2022 (incorporated by reference to Viking’s Current Report on Form 8-K filed on January 24, 2022)

10.35

Operating Agreement of Viking Ozone Technology, LLC, by and between Viking Energy Group, Inc., and Choppy Group LLC, dated as of January 18, 2022 (incorporated by reference to Viking’s Current Report on Form 8-K filed on January 24, 2022)

72

10.36

Manufacturing License Agreement, by and between Viking Ozone Technology, LLC and Simson-Maxwell, dated February 2, 2022 (incorporated by reference to Viking’s Current Report on Form 8-K filed on February 3, 2022)

10.37

Securities Purchase Agreement, by and between Viking Energy Group, Inc., and Virga Systems LLC, dated as of February 9, 2022 (incorporated by reference to Viking’s Current Report on Form 8-K filed on February 15, 2022)

10.38

Operating Agreement of Viking Sentinel Technology, LLC, by and between Viking Energy Group, Inc., and Virga Systems LLC, dated as of February 9, 2022 (incorporated by reference to Viking’s Current Report on Form 8-K filed on February 15, 2022)

10.39

Securities Purchase Agreement, by and between Viking Energy Group, Inc., and Jedda Holdings LLC, dated as of February 9, 2022 (incorporated by reference to Viking’s Current Report on Form 8-K filed on February 15, 2022)

10.40

Operating Agreement of Viking Protection Systems, LLC, by and between Viking Energy Group, Inc., and Jedda Holdings LLC, dated as of February 9, 2022 (incorporated by reference to Viking’s Current Report on Form 8-K filed on February 15, 2022)

10.41

Settlement Agreement, dated April 11, 2022, between Camber Energy, Inc., Discover Growth Fund, LLC, and Antilles Family Office, LLC (Filed as Exhibit 10.1 to Camber’s Current Report on Form 8-K, filed with the Commission on April 20, 2022 and incorporated herein by reference)

10.42	Letter Agreement, between Viking Energy Group, Inc. and John McVicar, dated June 8, 2022 (incorporated by reference to Viking’s Current Report on Form 8-K filed on June 14, 2022)

10.43

Agreement, dated October 28, 2022, between Camber Energy, Inc. and the Investor named therein (Filed as Exhibit 10.1 to Camber’s Current Report on Form 8-K, filed with the Commission on November 1, 2022 and incorporated herein by reference)

10.44

Agreement, dated October 28, 2022, between Camber Energy, Inc. and the Investor named therein (Filed as Exhibit 10.2 to Camber’s Current Report on Form 8-K, filed with the Commission on November 1, 2022 and incorporated herein by reference)

10.45

Agreement, dated November 3, 2022, between Camber Energy, Inc. and the Investor named therein (Filed as Exhibit 10.1 to Camber’s Current Report on Form 8-K, filed with the Commission on November 4, 2022 and incorporated herein by reference)

10.46

Warrant Termination Agreement, dated April 23, 2023, between Camber Energy, Inc, and the Investor named therein (Filed as Exhibit 10.1 to Camber’s Current Report on Form 8-K, filed with the Commission on April 26, 2023 and incorporated herein by reference)

10.47

Warrant Termination Agreement, dated April 23, 2023, between Camber Energy, Inc, and the Investor named therein (Filed as Exhibit 10.2 to Camber’s Current Report on Form 8-K, filed with the Commission on April 26, 2023 and incorporated herein by reference)

10.48

Agreement, dated February 15, 2024, between Camber Energy, Inc. and the Investor named therein (Filed as Exhibit 10.1 to Camber’s Current Report on Form 8-K, filed with the Commission on February 21, 2024 and incorporated herein by reference)

73

10.49

Share Subscription Agreement, dated April 1, 2025, by and among Viking Energy Group, Inc., T&T Power Group Inc., Simson-Maxwell Ltd., Remora EQ LP, and Simmax Corp. (Filed as Exhibit 10.1 to Camber’s Current Report on Form 8-K, filed with the Commission on April 1, 2025 and incorporated herein by reference)

10.50

Unanimous Shareholders Agreement, dated April 1, 2025, by and among Simson-Maxwell Ltd., Viking Energy Group, Inc., and T&T Power Group Inc. (Filed as Exhibit 10.2 to Camber’s Current Report on Form 8-K, filed with the Commission on April 1, 2025 and incorporated herein by reference)

10.51

Agreement, dated April 7, 2025, by and among Camber Energy, Inc., Viking Energy Group, Inc., and FK Venture LLC. (Filed as Exhibit 10.1 to Camber’s Current Report on Form 8-K, filed with the Commission on April 8, 2025 and incorporated herein by reference)

10.52

Convertible Promissory Note, dated April 7, 2025, issued by Camber Energy, Inc. to FK Venture LLC. (Filed as Exhibit 10.2 to Camber’s Current Report on Form 8-K, filed with the Commission on April 8, 2025 and incorporated herein by reference)

10.53

Form of Promissory Note, dated April 29, 2025, issued by Viking Ozone Technology, LLC, a majority-owned subsidiary of Viking Energy Group, Inc. (a wholly-owned subsidiary of Camber Energy, Inc.). (Filed as Exhibit 10.1 to Camber’s Current Report on Form 8-K, filed with the Commission on May 5, 2025 and incorporated herein by reference)

74

21.1	Subsidiaries (Filed as Exhibit 21.1 to our Annual Report on Form 10-K/A for the year ended December 31, 2023, filed with the Commission on August 26, 2024 and incorporated herein by reference)

31.1*	Section 302 Certification of Periodic Report of Principal Executive Officer

31.2*	Section 302 Certification of Periodic Report of Principal Financial Officer

32.1**	Section 906 Certification of Periodic Report of Principal Executive Officer

32.2**	Section 906 Certification of Periodic Report of Principal Financial Officer

99.1*	Second Amended and Restated Audit Committee Charter

99.2*	Second Amended and Restated Compensation Committee Charter

99.3*	Second Amended and Restated Nominating and Corporate Governance Committee Charter

99.4

Letter to Shareholders in Accordance with NRS 78.0296 (Furnished as Exhibit 99.1 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

97.1

Compensation Recovery Policy (Filed as Exhibit 97.1 to our Annual Report on Form 10-K/A for the year ended December 31, 2023, filed with the Commission on August 26, 2024 and incorporated herein by reference)

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

75