Form 10-Q
period 2025-03-31
CAMBER ENERGY, INC.
filed 2025-05-21
CIK 1309082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 20, 2025, the registrant had 272,789,545 shares of common stock outstanding.

CAMBER ENERGY, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMBER ENERGY, INC. Condensed Consolidated Balance Sheets (Unaudited)

	As of March 31, 2025	As of December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$168,924	$114,648
Accounts receivable, net	3,888,481	4,735,983
Inventory, net	7,336,016	8,652,417
Prepaids and other current assets	394,684	176,329
Total current assets	11,788,105	13,679,377

Fixed assets, net	1,392,249	1,436,844
Right of use assets, net	7,369,671	7,490,607
ESG Clean Energy license, net	3,882,781	3,958,897
Other intangibles - Variable Interest Entities	15,433,340	15,433,340
Due from related parties	321,529	320,978
TOTAL ASSETS	$40,187,675	$42,320,043

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9,771,873	$9,473,123
Accrued expenses and other current liabilities	9,063,498	9,208,367
Customer deposits	3,757,717	3,924,744
Undistributed revenues and royalties	1,637,251	1,637,251
Current portion of operating lease liabilities	1,591,970	1,603,199
Due to related parties	983,198	782,183
Current portion of notes payable - related parties	485,286	499,573
Bank indebtedness - credit facility	3,782,332	3,937,008
Derivative liability	533,782	266,891
Current portion of long-term debt - net of discount	2,848	2,848
Total current liabilities	31,609,755	31,335,187
Long-term debt - net of current portion and debt discount	41,276,474	40,483,795
Notes payable - related parties - net of current portion	442,614	444,497
Operating lease liabilities, net of current portion	5,703,753	5,794,104
Contingent obligations	1,435,757	1,435,757
Asset retirement obligation	646,360	646,360
TOTAL LIABILITIES	81,114,713	80,139,700

Commitments and contingencies (Note 11)	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock Series A, $0.001 par value, 50,000 shares authorized, 28,092 shares issued and outstanding as of March 31, 2025 and December 31, 2024	28	28
Preferred stock Series C, $0.001 per value, 5,200 shares authorized, 30 shares issued and outstanding as of March 31, 2025 and December 31, 2024. Liquidation preference of $1,033,950.	1	1
Preferred stock Series G, $0.001 par value, 25,000 authorized, 5,272 shares issued and outstanding as of March 31, 2025 and December 31, 2024. Liquidation preference of nil.	5	5
Common stock, $0.001 par value, 500,000,000 shares authorized, 264,782,264 and 258,136,858 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	264,782	258,137
Common stock to be issued on true-up of prior Series C Preferred stock conversions (14,929,273 and 21,574,679 shares as of March 31. 2025 and December 31. 2024, respectively)	2,388,684	3,451,949
Additional paid-in capital	160,467,882	159,411,262
Accumulated other comprehensive loss	(50,644)	(134,916)
Accumulated deficit	(211,209,979)	(208,492,886)
Parent’s stockholders’ deficit in Camber Energy, Inc.	(48,139,241)	(45,506,420)
Non-controlling interest	7,212,203	7,686,763
TOTAL STOCKHOLDERS’ DEFICIT	(40,927,038)	(37,819,657)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$40,187,675	$42,320,043

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue
Power generation units and parts	$3,759,080	$3,930,468
Service and repairs	2,470,255	2,693,781
Oil and gas	-	66,631
Total revenue	6,229,335	6,690,880

Operating expenses
Cost of goods sold	4,648,824	4,572,757
General and administrative	3,224,436	3,820,001
Stock-based compensation	-	304,999
Depreciation, depletion & amortization	136,847	228,799
Lease operating costs	-	22,349
Accretion - asset retirement obligation	-	536
Total operating expenses	8,010,107	8,949,441

Loss from operations	(1,780,772)	(2,258,561)

Other income (expense)
Interest expense	(493,358)	(598,313)
Amortization of debt discount	(793,381)	(883,277)
Change in fair value of derivatives	(266,891)	(22,117,007)
Loss on disposal of oil and gas properties	-	(755,506)
Other income (expense)	142,749	(5,551)
Total other expense, net	(1,410,881)	(24,359,654)

Net loss before income taxes	(3,191,653)	(26,618,215)
Income tax benefit (expense)	-	-
Net loss	(3,191,653)	(26,618,215)
Net loss attributable to non-controlling interest	(474,560)	(351,883)
Net loss attributable to Camber Energy, Inc.	$(2,717,093)	$(26,266,332)

Loss per common share, basic and diluted	$(0.01)	$(0.19)
Weighted average number of common shares outstanding, basic and diluted	264,634,588	139,453,030

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2025	2024

Net loss	$(3,191,653)	$(26,618,215)
Foreign currency translation adjustment	84,272	3,280

Total comprehensive loss	(3,110,381)	(26,614,935)

Less comprehensive loss attributable to non-controlling interest
Loss attributable to non-controlling interest	(474,560)	(351,883)
Foreign currency translation adjustment attributable to non-controlling interest	33,287	1,296

Comprehensive loss attributable to non-controlling interest	(441,273)	(350,587)

Comprehensive loss attributable to Camber Energy, Inc.	$(2,669,108)	$(26,264,348)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(3,191,653)	$(26,618,215)
Adjustments to reconcile net loss to cash provided by (used) in operating activities:
Change in fair value of derivative liability	266,891	22,117,007
Stock-based compensation	-	304,999
Depreciation, depletion and amortization	136,847	228,799
Amortization of right-of-use assets	410,832	587,879
Accretion – asset retirement obligation	-	536
Amortization of debt discount	793,381	883,277
Loss on disposal of oil and gas properties	-	755,506
Foreign currency translation adjustment	84,272	3,280
Changes in operating assets and liabilities:
Accounts receivable, net	847,502	3,238,247
Inventory	1,316,401	(782,625)
Prepaids and other assets	(218,355)	(187,688)
Accounts payable	298,750	1,654,164
Accrued expenses and other current liabilities	(144,869)	(3,558,335)
Due to related parties	200,464	169,720
Customer deposits	(167,027)	606,658
Operating lease liabilities	(391,476)	(587,794)
Undistributed revenues and royalties	-	(429)
Net cash provided by (used in) operating activities	241,960	(1,185,014)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	-	205,000
Acquisition of fixed assets	(16,136)	(42,404)
Net cash provided by (used in) investing activities	(16,136)	162,596

Cash flows from financing activities:
Repayment of long-term debt	(702)	(676)
Advances from (repayment of) bank credit facility	(154,676)	561,193
Repayment of promissory notes, related parties	(16,170)	(36,454)
Net cash provided by (used in) financing activities	(171,548)	524,063

Net increase (decrease) in cash	54,276	(498,355)
Cash and cash equivalents, beginning of period	114,648	906,060

Cash and cash equivalents, end of period	$168,924	$407,705
Supplemental Cash Flow Information:
Cash paid for:
Interest	$79,306	$123,240
Income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of shares on true-up of Series C Preferred Stock	$1,063,265	$5,647,571
Common stock to be issued related to prior conversions of Series C Preferred Stock	$-	$16,253,757
Acquisition of right of use assets through operating lease	$289,896	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)

For the three months ended March 31, 2025

	Preferred Stock Series A		Preferred Stock Series C		Preferred Stock Series G		Preferred Stock Series H		Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Loss	Deficit	Interest	Deficit

Balances at December 31, 2024	28,092	$28	30	1	5,272	5	-	$-	258,136,858	$258,137	21,574,679	$3,451,949	$159,411,262	$(134,916)	$(208,492,886)	$7,686,763	$(37,819,657)

Common shares issued on true-up of Series C preferred stock	-	-	-	-	-	-	-	-	6,645,406	6,645	(6,645,406)	(1,063,265)	1,056,620	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	84,272	-	-	84,272
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,717,093)	(474,560)	(3,191,653)

Balances at March 31, 2025	28,092	$28	30	$1	5,272	$5	-	$-	264,782,264	$264,782	14,929,273	$2,388,684	$160,467,882	$(50,644)	$(211,209,979)	$7,212,203	$(40,927,038)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

For the three months ended March 31, 2024

	Preferred Stock Series A		Preferred Stock Series C		Preferred Stock Series G		Preferred Stock Series H		Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated Other Comprehensive	(Accumulated	Non- controlling	Total Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	(Loss)	Deficit)	Interest	Equity
Balances at December 31, 2023	28,092	$28	30	1	5,272	5	275	$3	119,301,921	$119,302	-	$-	$136,863,364	$(248,814)	$(140,350,893)	$9,804,663	$6,187,659

Common shares issued on true-up of Series C preferred stock	-	-	-	-	-	-	-	-	31,138,378	31,138			5,921,433	-	-	-	5,952,571
Common shares to be issued on true-up of Series C preferred stock											101,585,980	16,253,757					16,253,757
Common shares issued for services	-	-	-	-	-	-	-	-	1,500,000	1,500			-	-	-	-	1,500
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-			-	3,280	-	-	3,280
Net loss	-	-	-	-	-	-	-	-	-	-			-	-	(26,266,332)	(351,883)	(26,618,215)

Balances at March 31, 2024	28,092	$28	30	$1	5,272	$5	275	$3	151,940,299	$151,940	101,585,980	$16,253,757	$142,784,797	$(245,534)	$(166,617,225)	$9,452,780	$1,780,552

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Company Overview and Operations

Camber Energy, Inc. (“Camber”) is a growth-oriented diversified energy company. Through our subsidiaries we provide custom energy and power solutions to commercial and industrial clients in North America, and have a majority interest in: (i) an entity with intellectual property rights to a fully developed, patented, proprietary medical and bio-hazard waste treatment system using ozone technology; and (ii) entities with the intellectual property rights to fully developed, patented and patent pending, proprietary electric transmission and distribution broken conductor protection systems. Also, we hold a license to a patented clean energy and carbon-capture system with exclusivity in Canada and for multiple locations in the United States. The Company is also exploring other energy-related opportunities and/or technologies which are currently generating revenue, or have a reasonable prospect of generating revenue within a reasonable period of time.

In August, 2023, Camber merged with Viking Energy Group, Inc. (“Viking”), with Viking surviving the merger as a wholly-owned subsidiary of Camber. For accounting purposes, the merger was deemed a reverse acquisition. Consequently, Viking (the legal subsidiary) was treated as the acquiror of Camber (the legal parent).

Custom Energy and Power Solutions:

Simson-Maxwell:

On August 6, 2021, Viking acquired approximately 60.5% of the issued and outstanding shares of Simson-Maxwell Ltd. (“Simson-Maxwell”), a Canadian federal corporation, for $7,958,159 in cash. Simson-Maxwell manufactures and supplies power generation products, services and custom energy solutions. Simson-Maxwell provides commercial and industrial clients with efficient, flexible, environmentally responsible and clean-tech energy systems involving a wide variety of products, including CHP (combined heat and power), tier 4 final diesel and natural gas industrial engines, solar, wind and storage. Simson-Maxwell also designs and assembles a complete line of electrical control equipment including switch gear, synchronization and paralleling gear, distribution, Bi-Fuel and complete power generation production controls. Operating for over 80 years, Simson-Maxwell’s seven branches assist with servicing a large number of existing maintenance arrangements and meeting the energy and power-solution demands of the Company’s other customers. Also, see Note 13, Subsequent Events.

Clean Energy and Carbon-Capture System:

In August 2021, Viking entered into a license agreement with ESG Clean Energy, LLC (“ESG”), to utilize ESG’s patent rights and know-how related to stationary electric power generation and heat and carbon dioxide capture (the “ESG Clean Energy System”). The intellectual property licensed by Viking includes the patents and/or patent applications related to this technology

The ESG clean Energy System is designed to, among other things, generate clean electricity from internal combustion engines and utilize waste heat to capture approximately 100% of the carbon dioxide (CO2) emitted from the engine without loss of efficiency, and in a manner to facilitate the production of certain commodities. Patent No. 11,286,832, for example, covers the invention of an “exhaust-gas-to-exhaust-gas heat exchanger” that efficiently cools – and then reheats – exhaust from a primary power generator so greater energy output can be achieved by a secondary power source with safe ventilation. Another key aspect of this patent is the development of a carbon dioxide capture system that utilizes the waste heat of the carbon dioxide pump to heat and regenerate the absorber that enables carbon dioxide to be safely contained and packaged.

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

As of March 31, 2025, the Company did not hold any interest in producing oil and gas properties.

Note 2. Going Concern

The Company’s condensed consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $(3,191,653) for the three months ended March 31, 2025, as compared to a net loss of $(26,618,215) for the three months ended March 31, 2024. The loss for the three months ended March 31, 2025, was comprised of, among other things, certain non-cash items, including: (i) amortization of debt discount of $793,381; (ii) change in fair value of derivative liability of $266,891; and (iii) depreciation, depletion and amortization of $136,847.

As of March 31, 2025, the Company had stockholders’ deficit of $(40,927,038), long-term debt, net of current, of $41,276,474 and a working capital deficiency of $(19,821,650). The largest components of current liabilities creating this working capital deficiency are accrued interest on notes payable to Discover Growth Fund, LLC (“Discover”) of $6,953,336, drawings by Simson-Maxwell against its bank credit facility of $3,782,332, an advance from FK Venture, LLC of $1,200,000 and amounts due to AGD Advisory Group, Inc., a related party, of $1,110,000.

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

Note 3. Summary of Significant Accounting Policies

Recently issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes, which enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted.. The Company adopted ASU 2023-09 for the fiscal year beginning January 1, 2025.

In June 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-05 (“ASU 2023-05”), Business Combinations (ASC Topic 805): Joint Venture Formations, which provides guidance on accounting for joint ventures established through new entities. The update mandates the application of the acquisition method of accounting for such transactions, requiring parties to recognize and measure identifiable assets and liabilities based on fair values at the acquisition date and establishes a measurement period for adjustments.  The amendments in this Update are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. The Company adopted ASU 2023-05 on January 1, 2025.

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

In January 2022, Viking acquired a 51% ownership interest in Viking Ozone, and in February 2022, Viking acquired a 51% ownership interest in both Viking Sentinel and Viking Protection. These entities were formed to facilitate the monetization of acquired intellectual properties (see Note 5). These entities are variable interest entities in which the Company owns a controlling financial interest; consequently, these entities are also consolidated.

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

e) Financial Instruments

Accounting Standards Codification, “ASC” Topic 820-10, “Fair Value Measurement” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 820-10 defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measurement. The carrying amounts reported in the condensed consolidated balance sheets for deposits, accrued expenses and other current liabilities, accounts payable, amount due to director, each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

As of March 31, 2025, the significant inputs to the Company’s derivative liability relative to the Company’s Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock”) were Level 3 inputs.

Assets and liabilities measured at fair value as of and for the three months ended March 31, 2025 are classified below based on the fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (three months ended March 31, 2025)

Financial liabilities:
Derivative liability - Series C Preferred Stock	$-	$-	$533,782	$(266,891)

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

g) Accounts Receivable

The Company extends credit to its power generation customers in the normal course of business. The Company performs ongoing credit evaluations and generally does not require collateral. Payment terms are generally 30 days. The Company carries its trade accounts receivable at invoice amount less an allowance for expected credit losses. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for expected credit losses based upon management’s estimates that include a review of the history of past write-offs and collections and an analysis of current credit conditions. At March 31, 2025 and December 31, 2024, the Company had a reserve for expected credit losses on power generation accounts receivable of  $82,711 and $82,569, respectively. The Company does not accrue interest on past due accounts receivable.

h) Inventory

Inventories are stated at the lower of cost or net realizable value, and consist of parts, equipment and work-in-process. Work-in-process and finished goods included the cost of materials, direct labor and overhead. At the closing of each reporting period, the Company evaluates its inventory in order to adjust the inventory balance for obsolete and slow-moving items.

Inventory consisted of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Units and work-in-process	$6,384,816	$7,293,357
Parts	2,294,622	2,700,182
	8,679,438	9,993,539
Reserve for obsolescence	(1,343,422)	(1,341,122)
	$7,336,016	$8,652,417

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

k) Intangible Assets

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

l) Income (Loss) per Share

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

For the three months ended March 31, 2025 and 2024, there were approximately 2,369,508 and 15,878,576 common stock equivalents, respectively, that were omitted from the calculation of diluted income per share as they were anti-dilutive.

m) Revenue Recognition

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

16

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

The following table disaggregates Simson-Maxwell’s revenue by source for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
Power generation units	$3,012,195	$2,911,528
Parts	746,885	1,018,940
Total units and parts	3,759,080	3,930,468
Service and repairs	2,470,255	2,693,781
	$6,229,335	$6,624,249

Oil and Gas Revenues

Sales of crude oil, natural gas, and natural gas liquids (“NGLs”) were included in revenue when production was sold to a customer in fulfillment of performance obligations under the terms of agreed contracts. Performance obligations primarily comprised delivery of oil, gas, or NGLs at a delivery point, as negotiated within each contract. Each barrel of oil, million BTU (“MMBtu”) of natural gas, or other unit of measure was separately identifiable and represented a distinct performance obligation to which the transaction price was allocated. Performance obligations were satisfied at a point in time once control of the product had been transferred to the customer.

n) Stock-Based Compensation

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

o) Impairment of Long-lived Assets

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

p) Accounting for Asset Retirement Obligations

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

The following table describes the changes in the Company’s asset retirement obligations for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
Asset retirement obligation – beginning	$646,360	$1,042,900
ARO recovered on disposal of oil and gas properties	-	(78,394)
Accretion expense	-	536
Asset retirement obligation – ending	$646,360	$965,042

The Company had no oil and gas assets at March 31, 2025. The ARO balance relates to Petrodome’s prior working interest in an abandoned offshore well which was the subject of a decommissioning order (the “Order”) issued by the Bureau of Safety and Environmental Enforcement (“BSEE”) in April 2019, to which Petrodome was a named party. Petrodome filed an appeal with the Interior Board of Land Appeals (“IBLA”) in 2019. Petrodome and the BSEE subsequently jointly requested, and received, a stay of the Order from the IBLA that remained in effect as of March 31, 2025. The Company’s believes that decommissioning activity has begun and will retain this obligation pending resolution of the Order.

q) Derivative Liabilities

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

r) Undistributed Revenues and Royalties

The Company records a liability for cash collected from oil and gas sales that have not been distributed. The amounts are distributed in accordance with the working interests of the respective owners.

s) Subsequent events

The Company has evaluated all subsequent events from March 31, 2025 through May 21, 2025 (see Note 13).

Note 4. Intangible Assets

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

The Company recognized amortization expense of $76,116 and $76,962 for the three months ended March 31, 2025 and 2024, respectively. The estimated future amortization expense for each of the next five years is $304,465 per year.

The ESG intangible asset consisted of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
ESG Clean Energy License	$5,000,000	$5,000,000
Accumulated amortization	(1,117,219)	(1,041,103)
	$3,882,781	$3,958,897

Other intangibles – Simson-Maxwell – Customer Relationships and Brand

The Company allocated a portion of the purchase price of Simson-Maxwell to Customer Relationships with a fair value of $1,677,453 and an estimated useful life of 10 years, and the Simson-Maxwell Brand with a fair value of $2,230,673 and an indefinite useful life.

During the year ended December 31, 2024, the Company determined that the Customer Relationship and Brand intangibles were fully impaired due to lower actual and forecast revenue growth as compared to the date of acquisition and recurring net losses, and recorded an impairment charge of $698,011 related to Customer Relationships and $1,550,929 related to the Brand.

The Other intangibles – Simson-Maxwell consisted of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Simson-Maxwell Brand	$-	$2,230,673
Customer Relationships	-	1,677,453
Impairment of intangible assets	-	(3,370,422)
Accumulated amortization	-	(537,704)
	-	-

Note 5. Intangible Assets - Variable Interest Entities (VIE’s)

Medical Waste Disposal System

On January 18, 2022, Viking purchased 51 units, representing 51%, of Viking Ozone, from Choppy Group LLC, a Wyoming limited liability company (“Choppy”), in consideration of the issuance of 8,333,333 shares of Viking common stock to Choppy, 3,333,333 of which shares were issued at closing, 3,333,333 of which shares are to be issued to Choppy after 5 units of the System (as defined below) have been sold, and 1,666,667 of which shares are to be issued to Choppy after 10 units of the System have been sold. Viking Ozone was organized on or about January 14, 2022, for the purpose of developing and distributing a medical and biohazard waste treatment system using ozone technology (the “System”).The Company determined the acquisition of a 51% interest in Viking Ozone was the acquisition of and initial consolidation of a VIE that is not a business. The acquisition was recorded as follows:

Purchase Price:
Fair value of stock at closing	$2,000,000
Fair value of contingent consideration	495,868
Total consideration	$2,495,868

Purchase Price Allocation:
Intangible asset – Patents and Intellectual Property	$4,916,057
Non-controlling interest	(2,420,189)
Camber ownership interest	$2,495,868

Broken Conductor Protection Technologies

On February 9, 2022, Viking purchased 51 units, representing 51% of Viking Sentinel, from Virga Systems LLC, a Wyoming limited liability company (“Virga”), in consideration of the issuance of 416,667 shares of Viking common stock to Virga. Viking Sentinel was formed on or about January 31, 2022. The Company determined the acquisition of a 51% interest in Viking Sentinel was the acquisition and initial consolidation of a VIE that is not a business. The acquisition was recorded as follows:

Purchase Price:
Fair value of stock at closing	$233,334
Total consideration	$233,334

Purchase Price Allocation:
Intangible asset – Patents and Intellectual Property	$457,518
Non-controlling interest	(224,184)
Camber ownership interest	$233,334

On February 9, 2022, Viking purchased 51 units , representing a 51% ownership interest in Viking Protection, from Jedda Holdings LLC (“Jedda”). In consideration for the units, Viking agreed to issue to Jedda, shares of a new class of Convertible Preferred Stock of Viking with a face value of $10,000 per share (the “Viking Series E Preferred Stock”), or pay cash to Jedda, if applicable, as follows

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

Viking Protection was formed on or about January 31, 2022. The Company determined the acquisition of a 51% interest in Viking Protection was the acquisition and initial consolidation of a VIE that is not a business. The acquisition was recorded as follows:

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

The Company has determined that it is the primary beneficiary of three VIEs (Viking Ozone, Viking Sentinel and Viking Protection), and consolidates the financial results of these entities, as follows:

	Viking	Viking	Viking
	Ozone	Sentinel	Protection	Total

Intangible asset - Patents and Intellectual Property	$4,916,057	$457,518	$10,059,765	$15,433,340
Non-controlling interest (at acquisition)	(2,420,189)	(224,184)	(4,686,542)	(7,330,915)
Camber ownership interest	$2,495,868	$233,334	$5,373,223	$8,102,425

Upon consummation of the Merger between Viking and Camber, all shares of Viking Series E Preferred Stock were exchanged for Camber Series H Preferred Stock, with substantially the same rights and terms with respect to Camber. At March 31, 2025, no shares of Series H Preferred Stock remained outstanding.

Note 6. Related Party Transactions

The Company’s CEO and Director, James Doris, renders professional services to the Company through AGD Advisory Group, Inc., an affiliate of Mr. Doris’s. During the three months ended March 31, 2025 and 2024, the Company paid or accrued $150,000 and $150,000 respectively, in fees to AGD Advisory Group, Inc. As of  March 31, 2025 and December 31, 2024, the total amount due to AGD Advisory Group, Inc. was $1,110,000 and $960,000, respectively, and is included in accounts payable.

As of March 31. 2025, the Company’s CEO and Director, James Doris, has provided advances to the Company in the amount of $390,830, of which $200,000 was advanced during the three months ended March 31, 2025. As of December 31. 2024, advances from the Company’s CEO and Director were $190,830. The advances are non-interest bearing with no fixed repayment terms and are included in “Due to related parties”.

The Company’s CFO, John McVicar, renders professional services to the Company through 1508586 Alberta Ltd., an affiliate of Mr. McVicar’s. During the three months ended March 31, 2025 and 2024, the Company paid or accrued $90,000 and $90,000, respectively, in fees to 1508586 Alberta Ltd.

Simson-Maxwell

At the time of acquisition, Simson-Maxwell had several amounts due to/due from related parties and notes payable to certain employees, officers, family members and entities owned or controlled by such individuals. Viking assumed these balances and loan agreements in connection with the acquisition.

The balance of amounts due to and due from related parties as of March 31, 2025 and December 31, 2024 are as follows:

	Due from related party	Due to related party	Net due (to) from
March 31, 2025
Simmax Corp. & majority owner	$321,529	$(592,368)	$(270,839)
Adco Power Ltd.	-	-	-
	$321,529	$(592,368)	$(270,839)

December 31, 2024
Simmax Corp. & majority owner	$320,978	$(591,353)	$(270,375)
Adco Power Ltd.	-	-	-
	$320,978	$(591,353)	$(270,375)

Simmax Corp. owns a 17% non-controlling interest in Simson-Maxwell and is majority-owned by a Director of Simson-Maxwell. Adco Power Ltd., an industrial, electrical and mechanical construction company, is a wholly-owned subsidiary of Simmax Corp., and conducts business with Simson-Maxwell.

The notes payable to related parties as of March 31, 2025 and December 31, 2024 are as follows:

	March 31,	December 31,
	2025	2024

Total notes payable to related parties	$927,900	$944,070
Less current portion of notes payable - related parties	(485,286)	(499,573)
Notes payable - related parties, net of current portion	$442,614	$444,497

Note 7. Non-Controlling Interests

The following discloses the effects of changes in the Company’s ownership interest in Simson-Maxwell, and on the Company’s equity for three months ended March 31, 2025:

Non-controlling interest - January 1, 2025	$815,118

Net loss attributable to non-controlling interest	(451,898)

Non-controlling interest – March 31, 2025	$363,220

The following discloses the effects of the Company’s ownership interest in Viking Ozone, Viking Sentinel and Viking Protection in the aggregate, and on the Company’s equity for three months ended March 31, 2025:

Non-controlling interest - January 1, 2025	$6,871,645

Net loss attributable to non-controlling interest	(22,662)

Non-controlling interest – March 31, 2025	$6,848,983

Note 8. Long-Term Debt and Other Short-Term Borrowings

Long-term debt and other short-term borrowings consisted of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024

Long-term debt:

Note payable to Discover, pursuant to a Secured Promissory Note dated December 24, 2021 and funded on January 3, 2022 in the original amount of $26,315,789 with interest and principal due at maturity on January 1, 2027. The note bears interest at a rate equal to the Wall Street Journal Prime Rate (3.25%) as of the effective date and is secured by lien on substantially all of the Company’s assets. The balance shown is net of unamortized debt discount of $5,695,041 and $6,488,422 at March 31, 2025 and December 31, 2024, respectively.	$20,620,748	$19,827,367

Note payable to Discover pursuant to a 10.0% Secured Promissory Note dated April 23, 2021 in the original amount of $2,500,000 with interest and principal due at maturity on January 1, 2027. Pursuant to an amendment dated December 24, 2021 the interest rate was adjusted to the Wall Street Journal Prime Rate (3.25%) as of the amendment date. The Note is secured by a lien on substantially all of the Company’s assets.	2,500,000	2,500,000

Note payable to Discover, pursuant to a 10.0% Secured Promissory Note dated December 22, 2020 in the original amount of $12,000,000 with interest and principal due at maturity on January 1, 2027. Pursuant to an amendment dated December 24, 2021 the interest rate was adjusted to the Wall Street Journal Prime Rate (3.25%) as of the amendment date. The Note is secured by a lien on substantially all of the Company’s assets.	12,000,000	12,000,000

Note payable to Discover, pursuant to a 10.0% Secured Promissory Note dated December 11, 2020 in the original amount of $6,000,000 with interest and principal due at maturity on January 1, 2027. Pursuant to an amendment dated December 24, 2021 the interest rate was adjusted to the Wall Street Journal Prime Rate (3.25%) as of the amendment date. The Note is secured by a lien on substantially all of the Company’s assets.	6,000,000	6,000,000

Loan of $150,000 dated July 1, 2020 from the U.S. Small Business Administration. The loan bears interest at 3.75% and matures on July 28, 2050. The loan is payable in monthly installments of $731 with the remaining principal and accrued interest due at maturity. Installment payments were originally due to start 12 months from the date of the note but the date was extended to January 2023. Accrued interest from the original installment due date to January 2023 was capitalized to the loan principal balance.	158,574	159,276

Total long-term debt	41,279,322	40,486,643
Less current portion	(2,848)	(2,848)
Total long-term debt, net of current portion and debt discount	$41,276,474	$40,483,795

Principal maturities of long-term debt for the next five years and thereafter are as follows:

Twelve-month period ended March 31,
	Principal	Unamortized Discount	Net
2026	$2,848	$-	$2,848
2027	46,818,745	(5,695,041)	41,123,704
2028	3,069	-	3,069
2029	3,186	-	3,186
2030	3,308	-	3,308
Thereafter	143,207	-	143,207

	$46,974,363	$(5,695,041)	$41,279,322

Advance from FK Venture LLC

During the three months ended June 30, 2024, FK Venture LLC advanced $1,200,000 to the Company’s wholly owned subsidiary, Viking. The terms of this advance have not been finalized as of March 31, 2025. The amount has been included in Accrued Expenses and Other Current Liabilities at March 31, 2025. Also see Note 13, Subsequent Events.

Bank Credit Facility

Simson-Maxwell has a demand operating credit facility of CAD $6,000,000 with TD Bank, comprised of an operating line, secured by a second interest in accounts receivable and inventory, up to CAD $4,000,000 and a fixed loan of CAD $2,000,000. The facility bears interest at prime plus 2.25%, with an annual fee of CAD $10,000 and a monthly administration fee of CAD $500. The Company is required to make monthly principal payments in the amount of CAD $55,555 on the fixed loan portion commencing on October 31, 2024. The balance outstanding under this credit facility is CAD $5,438,544 ($3,782,332) and  CAD $5,670,658 ($3,937,008) as of March  31, 2025 and December 31, 2024, respectively.

Note 9. Derivative Liability

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

Activities for Series C Preferred Stock derivative liability during the three months ended March 31, 2025 was as follows:

March 31, 2025
Carrying amount at beginning of year	$266,891
Change in fair value	266,891
Carrying amount at end of period	$533,782

Note 10. Equity

(a) Common Stock

The Company is authorized to issue 500,000,000 shares of Common Stock, par value $0.001 per share.

During the three months ended March 31, 2025, the Company issued a total of 6,645,406 shares of common stock, as follows:

(i)

A total of 6,645,406 True-Up shares related to prior conversions of Series C Preferred Stock as a result of the continuation of the Measurement Period (as defined in the Series C COD with respect to such Series C Preferred Stock) associated with such conversions and a decline in the price of the Company’s shares of common stock within the Measurement Period.

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

As of March 31, 2025, Antilles held 30 shares of Series C Preferred Stock. The Series C Preferred Stock is convertible into a substantial number of the Company’s shares of common stock which could result in significant dilution of the Company’s existing shareholders. If the outstanding Series C Preferred Stock were converted as of March 31, 2025, the Company estimates that the following shares of common stock would be required to be issued to satisfy the conversion of shares of the Series C Preferred Stock:

March 31, 2025*
Estimated number of shares issuable for conversion at $ 162.50 per share	1,846
Estimated number of shares of common stock required to satisfy Conversion Premium using VWAP at period end	26,689,091
26,690,937

*based on 30 shares of Series C Convertible Preferred Stock outstanding as of such date and a VWAP of $0.15 for the purposes of calculating the Conversion Premium, with $0.15 being the floor price of the Measuring Metric established in the February 2024 agreement between the Company and Antilles.

On March 25, 2024, the Company received a notice letter from the NYSE American stating that the Company was back in compliance with all of the NYSE American’s continued listing standards. As a result, the Measurement Period related to prior conversions of 240 Series C Preferred Stock ended and the number of remaining True-Up shares due from these prior conversions was fixed at 101,585,980. The fair value of these shares on March 25, 2024 was determined to be $16,253,757 and was included in Stockholders’ Equity as common stock to be issued at March 31, 2024. At March 31, 2025, the number of remaining True-Up shares due from prior conversions was 14,929,273.

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

In 2022, the Company paid the Investor $2,750,000 and redeemed 5,272 shares of Series G Preferred Stock associated with the Notes due March 31, 2022 and June 30, 2022, thereby canceling such Notes and reducing the number of shares of Series G Preferred Stock outstanding from 10,544 to 5,272. The Investor may not convert any of the remaining shares of Series G Preferred Stock associated with any remaining Note into shares of common stock or sell any of the underlying shares of common stock unless that Note is paid in full by the Investor, and the Company may redeem the shares of Series G Preferred Stock associated with each Note by paying the Investor $1,375,000 as full consideration for such redemption. As of March 31, 2025, none of the outstanding Notes had been paid in full and thus the underlying shares were not convertible.

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

(c) Warrants The following table represents stock warrant activity as of and for the three months ended March 31, 2025 and 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding – December 31, 2024	2,341,416	0.86	2.55 years	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/expired/cancelled	-	-	-	-

Warrants Outstanding – March 31, 2025	2,341,416	$0.86	2.31 years	$-

Outstanding Exercisable – March 31, 2025	2,341,416	$0.86	2.31 years	$-

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding – December 31, 2023	3,691,143	0.66	2.62 years	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/expired/cancelled	(120,000)	0.35	-	-

Warrants Outstanding – March 31, 2024	3,571,143	$0.67	2.45 years	$-

Outstanding Exercisable – March 31, 2024	3,571,143	$0.67	2.45 years	$-

On or about October 23, 2024, the Company and James Doris entered into a Second Amendment to Common Stock Warrant Agreement pursuant to which the exercise price of Mr. Doris’ outstanding warrants (i.e., the right to purchase 1,666,667 shares of common stock of the Company) was increased from $0.009 to $1.00 per share.

Note 11. Commitments and Contingencies

Building, vehicle and equipment leases – Simson-Maxwell

The Company has right-of-use assets and operating lease liabilities associated with various operating lease agreements of Simson-Maxwell pertaining to seven business locations, for the premises, vehicles and equipment used in operations in the amount of $7,295,723. These values were determined using a discount rate of 3.45% for the premises, and 7.5% for vehicles and equipment. The leases have varying terms, payment schedules and maturities. Operating lease expense is recognized on a straight-line base over each of the lease terms.

Payments due in each of the next five years and thereafter at March 31, 2025 under these leases are as follows:

	Building	Vehicle and Equipment
	Leases	Leases	Totals

2026	$1,012,608	$696,182	$1,708,790
2027	847,497	522,061	1,369,558
2028	820,912	349,067	1,169,979
2029	736,757	113,655	850,412
2030	731,002	-	731,002
Thereafter	2,422,776	-	2,422,776

	$6,571,552	$1,680,965	$8,252,517
Less imputed interest	(767,429)	(189,365)	(956,794)
Present value of remaining lease payments	$5,804,123	$1,491,600	$7,295,723

Current			$1,591,970
Non-current			$5,703,753

Operating lease expense for these leases was $481,297 and $453,683 for the three months ended March 31, 2025 and 2024, respectively.

Legal matters

Merger-Related Litigation

On February 9, 2024, plaintiff Lawrence Rowe, on behalf of himself and all other similarly situated former public minority shareholders of Viking, filed against the Company and its CEO a putative Class Action Complaint (i.e. C.A. No.4:24-cv-00489) styled Lawrence Rowe, Individually and on Behalf of All Others Similarly Situated v. James A. Doris and Camber Energy, Inc., in the U.S. District Court for the Southern District of Texas, Houston Division.  The complaint alleges breaches of fiduciary duty in connection with the merger between Viking and the Company and seeks to recover damages for the alleged breaches.  The defendants deny the allegations and filed a motion to dismiss (“MTD”) the case on April 26, 2024. The MTD hearing was held on August 30, 2024. On March 31 2025, the U.S. District Court for the Southern District of Texas, Houston Division, granted a motion by the Company to dismiss the complaint with prejudice. The deadline for the Plaintiff to appeal the Court’s decision expired on April 30, 2025.

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

Note 12. Business Segment Information and Geographic Data

The Company has two reportable segments: Power Generation and Other. Prior to 2025, the Company’s two reportable segments were Power Generation and Oil and Gas. However, following the disposal of the Company’s oil and gas assets, the oil and gas segment has been renamed to Other.

The Power Generation segment provides custom energy and power solutions to commercial and industrial clients in North America. The Other segment includes the Company’s investments in licenses and intellectual property that have not yet reached commercial stage, corporate expenses, and assets previously classified as corporate and unallocated. All Power Generation segment revenues are currently generated outside of the U.S., and all Power Generation segment assets are located outside of the U.S. Other segment assets are all located in the U.S.

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer, who reviews financial information presented on a consolidated basis. When evaluating performance and allocating resources to the Power Generation segment, the CODM uses revenue and operating profit (loss). The Other segment does not currently generate revenues. Performance is evaluated and resources allocated to, and within, this segment based upon the progress and projected financial requirements to advance each technology towards commercialization.

Information related to our reportable segments and our consolidated results for the three months ended March 31, 2025 is presented below.

	Three Months Ended March 31, 2025
	Power Generation	Other	Total
Loss from Operations is as follows:

Revenue	$6,229,335	$-	$6,229,335

Operating expenses
Cost of goods	4,648,824	-	4,648,824
General and administrative	2,608,542	615,894	3,224,436
Depreciation, depletion and amortization	60,731	76,116	136,847

Total operating expenses	7,318,097	692,010	8,010,107

Loss from operations	$(1,088,762)	$(692,010)	$(1,780,772)

Assets (at end of period)

Segment assets	$21,648,540	$18,539,135	$40,187,675
Corporate and unallocated assets			-

Total Consolidated Assets			$40,187,675

	Three Months Ended March 31, 2024
	Power Generation	Oil and Gas	Total

Income (Loss) from Operations is as follows:

Revenue	$6,624,249	$66,631	$6,690,880

Operating expenses
Cost of goods	4,572,757	-	4,572,757
Lease operating costs	-	22,349	22,349
General and administrative	2,712,330	1,107,670	3,820,000
Stock-based compensation	-	305,000	305,000
Accretion - ARO	-	536	536
Depreciation, depletion and amortization	106,215	122,584	228,799

Total operating expenses	7,391,302	1,558,139	8,949,441

Loss from operations	$(767,053)	$(1,491,508)	$(2,258,561)

Assets (at end of period)

Segment assets	$24,321,662	$882,020	$25,203,682
Corporate and unallocated assets			54,485,228

Total Consolidated Assets			$79,688,910

Note 13. Subsequent Events

Series C Preferred Stock

On April 8, 2025, the Company issued 8,007,281 shares of Common Stock to Antilles in exchange for the conversion of 9 shares of Series C Convertible Preferred Stock, leaving 21 shares of Series C Convertible Preferred Stock issued and outstanding as of such date.

Simson-Maxwell Transaction

On April 1, 2025, Viking entered into a Share Subscription Agreement (the “SSA”) with T&T Power Group Inc. (“T&T”), Remora EQ LP (“Remora”), Simmax Corp. (“Simmax”), and Simson-Maxwell Ltd. (“Simson”), a Canadian federal corporation. The SSA relates to a restructuring of the ownership of Simson that results in Camber ceasing to have a controlling interest in Simson.

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

Following the closing of the transactions described above (collectively, the “Simson Share Transactions”), T&T and Viking are the only remaining shareholders of Simson. T&T owns 51% of Simson’s issued and outstanding Class A Common Shares, and Viking owns the remaining 49%. Viking did not sell or purchase any shares in connection with the Simson Share Transactions; however, Viking’s ownership decreased from approximately 60.5% to 49%. As a result of the reduction in Viking’s ownership interest and ceasing to have control over Simson, Camber will no longer consolidate Simson’s financial results in its consolidated financial statements, beginning April 1, 2025. The Company will instead account for its investment in Simson under the equity method of accounting.

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

Viking Ozone Promissory Notes

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

PLAN OF OPERATIONS

Company Overview

Camber is a growth-oriented diversified energy company. Through our subsidiaries we provide custom energy and power solutions to commercial and industrial clients in North America, and have a majority interest in: (i) an entity with intellectual property rights to a fully developed, patented, proprietary medical and bio-hazard waste treatment system using ozone technology; and (ii) entities with the intellectual property rights to fully developed, patented and patent pending, proprietary electric transmission and distribution broken conductor protection systems. Also, we hold a license to a patented clean energy and carbon-capture system with exclusivity in Canada and for multiple locations in the United States. The Company is also exploring other energy-related opportunities and/or technologies which are currently generating revenue, or have a reasonable prospect of generating revenue within a reasonable period of time.

Custom Energy and Power Solutions:

Simson-Maxwell:

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

Oil and Gas Properties:

As of March 31, 2025, the Company did not hold any interest in producing oil and gas properties.

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

Each share of New Camber Series A Preferred Stock is convertible into 890 shares of Camber Common Stock (subject to a beneficial ownership limitation preventing conversion into Camber Common Stock if the holder would be deemed to beneficially own more than 9.99% of Camber Common Stock), is treated equally with Camber Common Stock with respect to dividends and liquidation, and only has voting rights with respect to voting: (a) on a proposal to increase or reduce Camber’s share capital; (b) on a resolution to approve the terms of a buy-back agreement; (c) on a proposal to wind up Camber; (d) on a proposal for the disposal of all or substantially all of Camber’s property, business and undertaking; (e) during the winding-up of Camber; and/or (f) with respect to a proposed merger or consolidation in which Camber is a party or a subsidiary of Camber is a party.

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

Going Concern Qualification

The Company’s condensed consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $(3,191,653) for the three months ended March 31, 2025, as compared to a net loss of $(26,618,215) for the three months ended March 31, 2024. The loss for the three months ended March 31, 2025, was comprised of, among other things, certain non-cash items, including: (i) amortization of debt discount of $793,381; (ii) change in fair value of derivative liability of $266,891; and (iii) depreciation, depletion and amortization of $136,847.

As of March 31, 2025, the Company had stockholders’ deficit of $(40,927,038), long-term debt, net of current, of $41,276,474 and a working capital deficiency of $(19,821,650). The largest components of current liabilities creating this working capital deficiency are accrued interest on notes payable to Discover Growth Fund, LLC (“Discover”) of $6,953,336, drawings by Simson-Maxwell against its bank credit facility of $3,782,332, an advance from FK Venture, LLC of $1,200,000 and amounts due to AGD Advisory Group, Inc., a related party, of $1,110,000.

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

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the three months ended March 31, 2025 and 2024, should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on May 12, 2025.

Liquidity and Capital Resources

Working Capital:	Three Months Ended March 31,
	2025	2024

Current assets	$11,788,105	$16,897,847
Current liabilities	31,609,755	31,410,179
Working capital deficit	$(19,821,650)	$(14,512,332)

Cash Flows:	Three Months Ended March 31,
	2025	2024

Net Cash Provided by (Used in) Operating Activities	$241,960	$(1,185,014)
Net Cash Provided by (Used in) Investing Activities	(16,136)	162,596
Net Cash Provided by (Used in) Financing Activities	(171,548)	524,063
Increase (decrease) in Cash during the Period	54,276	(498,355)
Cash and Cash Equivalents, beginning of period	114,648	906,060
Cash and Cash Equivalents, end of Period	$168,924	$407,705

Net cash provided by (used in) in operating activities was $241,960 during the three months ended March 31, 2025, as compared to $(1,185,014) in the comparable period in 2024. This increase is primarily the result of a higher net working capital deficit, plus a reduced cash operating loss.

Net cash flows from investing activities decreased to $(16,136) during the three months ended March 31, 2025, as compared to $162,596 in the comparable period in 2024. The increase is due primarily to proceeds of $205,000 from the sale of oil and gas properties in 2024 and lower investment in fixed asset additions.

Net cash flows from financing activities decreased to $(171,548) during the three months ended March 31, 2025, as compared to $524,063 in the comparable period in 2024. This decrease is mainly due to a reduction in advances on the bank credit facility as compared to the prior year.

Three months ended March 31, 2025, compared to the three months ended March 31, 2024

Revenue

The Company had gross revenues of $6,229,335 for the three months ended March 31, 2025, as compared to $6,690,880 for the three months ended March 31, 2024, a decrease of $461,545 or 7%. Power generation units and parts, and service and repairs, both decreased as compared to the prior period.

Expenses

The Company’s operating expenses decreased by $939,334 to $8,010,107 for the three-month period ended March 31, 2025, from $8,949,441 in the corresponding prior year three-month period. Cost of goods sold for the three months ended March 31, 2025 were $4,648,824, as compared to $4,572,757 for the three-month period ended March 31, 2024 due to lower margins. General and administrative expenses decreased by $595,565 to $3,224,436 compared to $3,820,001 in the corresponding prior period. Depreciation, depletion and amortization (“DD&A”) expense decreased to $136,847 as compared to $228,799 in the prior period.

Loss from Operations

The Company generated a loss from operations for the three months ended March 31, 2025 of $(1,780,772), compared to  $(2,258,561) for the three months ended March 31, 2024.

Other Income (Expense)

The Company had other expense, net, of $(1,410,881) for the three months ended March 31, 2025, as compared to other expense, net of $(24,359,654) for the three months ended March 31, 2024. The lower expense was due primarily to a decrease of $21,850,116 in expense related to the change in the fair value of derivatives as compared to the prior year.

Net Loss

The Company had a net loss of $(3,191,653) during the three-month period ended March 31, 2025, compared with a net loss of $(26,618,215) for the three-month period ended March 31, 2024.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the consolidated financial statements are prepared and actual results could differ from our estimates and such differences could be material. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our condensed consolidated financial statements, as well as the sufficiency of the disclosures pertaining to our accounting policies in the footnotes accompanying our condensed consolidated financial statements. Described below are the most significant policies we apply in preparing our condensed consolidated financial statements, some of which are subject to alternative treatments under GAAP. We also describe the most significant estimates and assumptions we make in applying these policies. See “Note 3 - Summary of Significant Accounting Policies” to our condensed consolidated financial statements.

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

Intangible Assets

Intangible assets include amounts capitalized for the Company’s license agreement with ESG as described in Note 1. This asset is amortized on a straight-line basis over the remaining life of the related patents being licensed, which is approximately 16 years.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures were not effective.

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

There were no changes in Internal Control Over Financial Reporting during the quarter ended March 31, 2025.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of commercial operations in the normal course of business. As of March 31, 2025, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

Merger-Related Litigation

On February 9, 2024, plaintiff Lawrence Rowe, on behalf of himself and all other similarly situated former public minority shareholders of Viking, filed against the Company and its CEO a putative Class Action Complaint (i.e. C.A. No.4:24-cv-00489) styled Lawrence Rowe, Individually and on Behalf of All Others Similarly Situated v. James A. Doris and Camber Energy, Inc., in the U.S. District Court for the Southern District of Texas, Houston Division.  The complaint alleges breaches of fiduciary duty in connection with the merger between Viking and the Company and seeks to recover damages for the alleged breaches.  The defendants deny the allegations and filed a motion to dismiss (“MTD”) the case on April 26, 2024. The MTD hearing was held on August 30, 2024. On March 31 2025, the U.S. District Court for the Southern District of Texas, Houston Division, granted a motion by the Company to dismiss the complaint with prejudice. The deadline for the Plaintiff to appeal the Court’s decision expired on April 30, 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2025, the Company issued unregistered equity securities as described below:

The Company issued a total of 6,645,406 shares of common stock to preferred stockholders. Such shares of common stock were due under one of the stockholder’s prior conversions of Series C Preferred Stock into common stock, and were issued pursuant to the exemptions from registration provided by Sections 3(a)(9), 3(a)(10), 4(a)(1) and 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 144 promulgated thereunder, as the shares of common stock were issued in exchange for preferred stock of the Company held by the preferred stockholder, there was no additional consideration for the exchanges, there was no remuneration for the solicitation of the exchanges, the exchanged securities had been held by the preferred stockholder for the requisite holding period, the preferred stockholder was not an affiliate of the Company, the Company was not a shell company, there was no general solicitation and the transactions with the shareholders did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

10.1

Share Subscription Agreement, dated April 1, 2025, by and among Viking Energy Group, Inc., T&T Power Group Inc., Simson-Maxwell Ltd., Remora EQ LP, and Simmax Corp. (Filed as Exhibit 10.1 to Camber’s Current Report on Form 8-K, filed with the Commission on April 1, 2025 and incorporated herein by reference)

10.2

Unanimous Shareholders Agreement, dated April 1, 2025, by and among Simson-Maxwell Ltd., Viking Energy Group, Inc., and T&T Power Group Inc. (Filed as Exhibit 10.2 to Camber’s Current Report on Form 8-K, filed with the Commission on April 1, 2025 and incorporated herein by reference)

10.3

Agreement, dated April 7, 2025, by and among Camber Energy, Inc., Viking Energy Group, Inc., and FK Venture LLC. (Filed as Exhibit 10.1 to Camber’s Current Report on Form 8-K, filed with the Commission on April 8, 2025 and incorporated herein by reference)

10.4

Convertible Promissory Note, dated April 7, 2025, issued by Camber Energy, Inc. to FK Venture LLC. (Filed as Exhibit 10.2 to Camber’s Current Report on Form 8-K, filed with the Commission on April 8, 2025 and incorporated herein by reference)

10.5

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

CAMBER ENERGY, INC. (Registrant)

/s/ James Doris	Date: May 21, 2025
Principal Executive Officer

/s/ John McVicar	Date: May 21 , 2025
Principal Financial and Accounting Officer

