Form 10-Q
period 2025-06-30
CAMBER ENERGY, INC.
filed 2025-08-08
CIK 1309082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 8, 2025, the registrant had 281,686,525 shares of common stock outstanding.

CAMBER ENERGY, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMBER ENERGY, INC. Condensed Consolidated Balance Sheets (Unaudited)

	As of June 30, 2025	As of December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$74,382	$114,648
Accounts receivable, net	-	4,735,983
Inventory, net	901,449	8,652,417
Prepaids and other current assets	226,715	176,329
Notes receivable	656,101	-
Total current assets	1,858,647	13,679,377

Fixed assets, net	-	1,436,844
Right of use assets, net	-	7,490,607
ESG Clean Energy license, net	3,805,819	3,958,897
Other intangibles - Variable Interest Entities	15,433,340	15,433,340
Investment in Simson-Maxwell	2,403,999	-
Due from related parties	-	320,978
TOTAL ASSETS	$23,501,805	$42,320,043

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,359,210	$9,473,123
Accrued expenses and other current liabilities	7,910,950	9,208,367
Customer deposits	-	3,924,744
Undistributed revenues and royalties	1,637,251	1,637,251
Current portion of operating lease liabilities	-	1,603,199
Due to related parties	390,830	782,183
Current portion of notes payable - related parties	-	499,573
Bank indebtedness - credit facility	-	3,937,008
Derivative liability	-	266,891
Current portion of long-term debt - net of discount	702,902	2,848
Total current liabilities	15,001,143	31,335,187
Long-term debt - net of current portion and debt discount	43,277,908	40,483,795
Notes payable - related parties - net of current portion	-	444,497
Operating lease liabilities, net of current portion	-	5,794,104
Contingent obligations	1,435,757	1,435,757
Asset retirement obligation	646,360	646,360
TOTAL LIABILITIES	60,361,168	80,139,700

Commitments and contingencies (Note 13)	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock Series A, $0.001 par value, 50,000 shares authorized, 28,092 shares issued and outstanding as of June 30, 2025 and December 31, 2024	28	28
Preferred stock Series C, $0.001 per value, 5,200 shares authorized, zero and 30 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	-	1
Preferred stock Series G, $0.001 par value, 25,000 authorized, 5,272 shares issued and outstanding as of June 30, 2025 and December 31, 2024. Liquidation preference of nil.	5	5
Common stock, $0.001 par value, 500,000,000 shares authorized, 281,686,525 and 258,136,858 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	281,686	258,137
Common stock to be issued on true-up of prior Series C Preferred stock conversions (zero and 21,574,679 shares as of June 30, 2025 and December 31, 2024, respectively)	-	3,451,949
Additional paid-in capital	162,845,424	159,411,262
Accumulated other comprehensive loss	-	(134,916)
Accumulated deficit	(206,498,426)	(208,492,886)
Parent’s stockholders’ deficit in Camber Energy, Inc.	(43,371,283)	(45,506,420)
Non-controlling interest	6,511,920	7,686,763
TOTAL STOCKHOLDERS’ DEFICIT	(36,859,363)	(37,819,657)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$23,501,805	$42,320,043

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenue
Power generation units and parts	$-	$6,141,082	$3,759,080	$10,071,550
Service and repairs	-	3,338,200	2,470,255	6,031,981
Oil and gas sales	-	27,868	-	94,499
	-	9,507,150	6,229,335	16,198,030
Operating expenses
Cost of goods sold	-	7,102,441	4,648,824	11,675,198
Lease operating costs	-	-	-	22,349
General and administrative	1,218,113	4,409,727	4,442,549	8,229,727
Stock-based compensation	5,761	-	5,761	305,000
Depreciation, depletion and amortization	76,963	182,330	213,810	411,129
Accretion – Asset Retirement Obligation	-	-	-	536
Total operating expenses	1,300,837	11,694,498	9,310,944	20,643,939

Loss from operations	(1,300,837)	(2,187,348)	(3,081,609)	(4,445,909)

Other income (expense)
Interest expense, net	(481,660)	(548,764)	(975,018)	(1,147,077)
Amortization of debt discount	(802,196)	(844,074)	(1,595,577)	(1,727,351)
Change in fair value of derivative liability	533,782	874,809	266,891	(21,242,198)
Equity in earnings of unconsolidated entity	132,137	-	132,137	-
Gain on partial disposal of interest in subsidiary	6,169,824	-	6,169,824	-
Loss on disposal of oil and gas properties	-	-	-	(755,506)
Loss on extinguishment of debt	-	(811,132)	-	(811,132)
Other income	123,440	37,218	266,189	31,667
Total other income (expense), net	5,675,327	(1,291,943)	4,264,446	(25,651,597)

Net income (loss) before income taxes	4,374,490	(3,479,291)	1,182,837	(30,097,506)
Income tax benefit (expense)	-	-	-	-
Net income (loss)	4,374,490	(3,479,291)	1,182,837	(30,097,506)
Net loss attributable to non-controlling interest	(337,063)	(355,409)	(811,623)	(707,292)
Net income (loss) attributable to Camber Energy, Inc.	$4,711,553	$(3,123,882)	$1,994,460	$(29,390,214)
Income (loss) per share of common stock
Basic and Diluted	$0.02	$(0.02)	$0.01	$(0.19)
Weighted average number of shares of common stock outstanding
Basic	273,043,744	177,666,824	268,862,396	158,559,927
Diluted	305,884,242	177,666,824	297,987,272	158,559,927

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

Net income (loss)	$4,374,490	$(3,479,291)	$1,182,837	$(30,097,506)
Foreign currency translation adjustment	-	(39,718)	-	(36,438)

Total comprehensive income (loss)	4,374,490	(3,519,009)	1,182,837	(30,133,944)

Less comprehensive loss attributable to non-controlling interest
Loss attributable to non-controlling interest	(337,063)	(355,409)	(811,623)	(707,292)
Foreign currency translation adjustment attributable to non-controlling interest	-	(15,688)	-	(14,393)

Comprehensive loss attributable to non-controlling interest	(337,063)	(371,097)	(811,623)	(721,685)

Comprehensive income (loss) attributable to Camber Energy, Inc.	$4,711,553	$(3,147,912)	$1,994,460	$(29,412,259)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2025	2024

Cash flows from operating activities:
Net income (loss)	$1,182,837	$(30,097,506)
Adjustments to reconcile net income (loss) to cash provided by (used) in operating activities:
Change in fair value of derivative liability	(266,891)	21,242,198
Stock-based compensation	5,761	305,000
Depreciation, depletion and amortization	213,810	411,129
Amortization of right-of-use assets	410,832	811,589
Equity in earnings of unconsolidated entity	(132,137)	-
Amortization of debt discount	1,595,577	1,727,351
Loss on extinguishment of debt	-	811,132
Gain on partial disposal of interest in subsidiary	(6,169,824)	-
Loss on disposal of oil and gas properties	-	755,506
Accretion – asset retirement obligation	-	536
Foreign currency translation adjustment	84,734	(36,438)
Changes in operating assets and liabilities:
Accounts receivable, net	847,502	2,028,461
Inventory, net	1,594,832	247,611
Prepaids and other assets	(136,494)	(189,544)
Accounts payable	314,809	3,065,394
Accrued expenses and other current liabilities	(976,151)	(1,829,257)
Due to related parties	-	166,806
Customer deposits	(167,027)	(21,664)
Operating lease liabilities	(391,476)	(811,566)
Undistributed revenues and royalties	-	3,449
Net cash used in operating activities	(1,989,306)	(1,409,813)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	-	205,000
Acquisition of fixed assets	(16,136)	(46,016)
Payments received on notes receivable	42,162	-
Deconsolidation of Simson-Maxwell cash balance	(4,730)	-
Net cash provided by investing activities	21,296	158,984

Cash flows from financing activities:
Issuance (repayment) of long-term debt, net	1,898,590	(1,359)
Advances from (repayment of) bank credit facility	(154,676)	1,015,166
Advance from related party	200,000	-
Repayment of promissory notes, related parties	(16,170)	(61,005)
Net cash provided by financing activities	1,927,744	952,802

Net decrease in cash and cash equivalents	(40,266)	(298,027)
Cash and cash equivalents, beginning of period	114,648	906,060

Cash and cash equivalents, end of period	$74,382	$608,033

Supplemental Cash Flow Information:
Cash paid for:
Interest	$181,630	$259,693
Income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of warrants for services	$5,761	$-
Issuance of shares on true-up of Series C Preferred Stock	$-	$9,154,297
Common stock to be issued related to prior conversions of Series C Preferred Stock	$-	$12,748,531
Issuance of common stock on conversion of debt	$-	$3,645,821
Issuance of common stock on conversion of accrued interest on debt	$-	$285,030
Acquisition of right of use assets through operating lease	$-	$1,058,331

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)

For the six months ended June 30, 2025

														Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock				Common Stock to be		Additional	Other		Non	Total
	Series A		Series C		Series G		Series H		Common Stock		Issued		Paid-in	Comprehensive	Accumulated	controlling	Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Loss	Deficit	Interest	Deficit

Balances at December 31, 2024	28,092	$28	30	1	5,272	5	-	$-	258,136,858	$258,137	21,574,679	$3,451,949	$159,411,262	$(134,916)	$(208,492,886)	$7,686,763	$(37,819,657)

Common shares issued on true-up of Series C preferred stock	-	-	-	-	-	-	-	-	6,645,406	6,645	(6,645,406)	(1,063,265)	1,056,620	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	84,272	-	-	84,272
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,717,093)	(474,560)	(3,191,653)

Balances at March 31, 2025	28,092	$28	30	$1	5,272	$5	-	$-	264,782,264	$264,782	14,929,273	$2,388,684	$160,467,882	$(50,644)	$(211,209,979)	$7,212,203	$(40,927,038)

Disposition of majority interest in Simson-Maxwell	-	-	-	-	-	-	-	-	-	-	-	-	-	50,644	-	(363,220)	(312,576)
Common shares issued on conversion of Series C preferred stock	-	-	(19)	-	-	-	-	-	16,904,261	16,904	-	-	(16,904)	-	-	-	-
Cancellation of Series C preferred stock	-	-	(11)	(1)	-	-	-	-	-	-	-	-	1	-	-	-	-
Cancellation of true-up shares to be issued	-	-	-	-	-	-	-	-	-	-	(14,929,273)	(2,388,684)	2,388,684	-	-	-	-
Issuance of warrants for services	-	-	-	-	-	-	-	-	-	-	-	-	5,761	-	-	-	5,761
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	4,711,553	(337,063)	4,374,490

Balances at June 30, 2025	28,092	$28	-	$-	5,272	$5	-	$-	281,686,525	$281,686	-	$-	$162,845,424	$-	$(206,498,426)	$6,511,920	$(36,859,363)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

For the six months ended June 30, 2024

	Preferred		Preferred		Preferred		Preferred				Common			Accumulated
	Stock		Stock		Stock		Stock		Common		Stock to be		Additional	Other		Non-	Total
	Series A		Series C		Series G		Series H		Stock		Issued		Paid-in	Comprehensive	(Accumulated	controlling	Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	(Loss)	Deficit)	Interest	Equity
Balances at December 31, 2023	28,092	$28	30	1	5,272	5	275	$3	119,301,921	$119,302	-	$-	$136,863,364	$(248,814)	$(140,350,893)	$9,804,663	$6,187,659

Common shares issued on true-up of Series C preferred stock	-	-	-	-	-	-	-	-	31,138,378	31,138	-	-	5,617,933	-	-	-	$5,649,071
Common shares to be issued on true-up of Series C preferred stock	-	-	-	-	-	-	-	-	-	-	101,585,980	16,253,757	-	-	-	-	$16,253,757
Common shares issued for services	-	-	-	-	-	-	-	-	1,500,000	1,500	-	-	303,500	-	-	-	$305,000
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	3,280	-	-	$3,280
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(26,266,332)	(351,883)	$(26,618,215)

Balances at March 31, 2024	28,092	$28	30	$1	5,272	$5	275	$3	151,940,299	$151,940	101,585,980	$16,253,757	$142,784,797	$(245,534)	$(166,617,225)	$9,452,780	$1,780,552

Common shares issued on true-up of Series C preferred stock	-	-	-	-	-	-	-	-	21,907,663	21,908	-	-	3,483,318	-	-	-	$3,505,226
Common shares to be issued on true-up of Series C preferred stock	-	-	-	-	-	-	-	-	-	-	(21,907,663)	(3,505,226)	-	-	-	-	$(3,505,226)
Common shares issued on conversion of Series H preferred stock	-	-	-	-	-	-	(275)	(3)	4,583,333	4,583	-	-	(4,580)	-	-	-	$-
Common shares issued on conversion of debt	-	-	-	-	-	-	-	-	19,907,976	19,908	-	-	3,625,913	-	-	-	$3,645,821
Common shares issued on conversion of accrued interest	-	-	-	-	-	-	-	-	1,693,949	1,694	-	-	283,336	-	-	-	$285,030
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	(39,718)	-	-	$(39,718)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,123,882)	(355,409)	$(3,479,291)

Balances at June 30, 2024	28,092	$28	30	$1	5,272	$5	-	$-	200,033,220	$200,033	79,678,317	$12,748,531	$150,172,784	$(285,252)	$(169,741,107)	$9,097,371	$2,192,394

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Company Overview and Operations

Camber Energy, Inc. (“Camber”, “the Company”, “We”) is a growth-oriented diversified energy company. Through our subsidiaries we provide custom energy and power solutions to commercial and industrial clients in North America and have a majority interest in: (i) an entity with intellectual property rights to a fully developed, patented, proprietary medical and bio-hazard waste treatment system using ozone technology; and (ii) entities with the intellectual property rights to fully developed, patented and patent pending, proprietary electric transmission and distribution broken conductor protection systems. Also, we hold a license to a patented clean energy and carbon-capture system with exclusivity in Canada and for multiple locations in the United States. The Company is also exploring other energy-related opportunities and/or technologies which are currently generating revenue, or have a reasonable prospect of generating revenue within a reasonable period of time. The Company’s operations are principally owned and conducted by its wholly-owned subsidiary, Viking Energy Group, Inc (“Viking”).

Custom Energy and Power Solutions:

Simson-Maxwell:

In August 2021, Viking acquired approximately 60.5% of the issued and outstanding shares of Simson-Maxwell Ltd. (“Simson-Maxwell”), a Canadian federal corporation. Simson-Maxwell manufactures and supplies power generation products, services and custom energy solutions. Simson-Maxwell provides commercial and industrial clients with efficient, flexible, environmentally responsible and clean-tech energy systems involving a wide variety of products, including CHP (combined heat and power), tier 4 final diesel and natural gas industrial engines, solar, wind and storage. Simson-Maxwell also designs and assembles a complete line of electrical control equipment including switch gear, synchronization and paralleling gear, distribution, Bi-Fuel and complete power generation production controls. Operating for over 80 years, Simson-Maxwell’s branches assist with servicing a large number of existing maintenance arrangements and meeting the energy and power-solution demands of the Company’s other customers..

On April 1, 2025, Viking entered into a Share Subscription Agreement (the “SSA”) with T&T Power Group Inc. (“T&T”), Remora EQ LP (“Remora”), Simmax Corp. (“Simmax”), and Simson-Maxwell. The SSA relates to a restructuring of the ownership of Simson-Maxwell that resulted in Camber ceasing to have a controlling interest in Simson-Maxwell.

Under the SSA, T&T agreed to (i) subscribe for 952 Class A Common Shares of Simson-Maxwell (the “Subscription Shares”) for an aggregate subscription price of approximately CAD$2.28 million; (ii) purchase 903 Class A Common Shares from Remora (the “Remora Shares”) for an agreed purchase price; and (iii) purchase 681 Class A Common Shares from Simmax (the “Simmax Shares”) for an agreed purchase price. T&T also agreed to provide up to CAD $3.0 million in additional working capital to Simson-Maxwell on closing or at such time as is reasonably required to meet the cash requirements of Simson-Maxwell, and to repay on or within a reasonable period following the closing amounts owing under Simson-Maxwell’s then outstanding senior secured credit facilities. T&T acquired the Subscription Shares by paying the subscription price in cash. T&T acquired the Remora Shares by paying approximately 3.5% of the purchase price in cash and issuing a promissory note for the remaining balance, maturing on December 1, 2025. T&T acquired the Simmax Shares by issuing a promissory note to Simmax, also maturing on December 1, 2025.

Following the closing of the transactions described above (collectively, the “Simson Share Transactions”), T&T and Viking are the only remaining shareholders of Simson-Maxwell. T&T owns 51% of Simson-Maxwell’s issued and outstanding Class A Common Shares, and Viking owns the remaining 49%. Viking did not sell or purchase any shares in connection with the Simson Share Transactions; however, Viking’s ownership decreased from approximately 60.5% to 49%. As a result of the reduction in Viking’s ownership interest and ceasing to have control over Simson-Maxwell, Camber will no longer consolidate Simson-Maxwell’s financial results in its consolidated financial statements, beginning April 1, 2025. The Company will instead account for its investment in Simson-Maxwell under the equity method of accounting.

Viking also entered into a Unanimous Shareholders Agreement (the “USA”) on April 1, 2025 with T&T and Simson-Maxwell. The USA governs the ownership and management of Simson-Maxwell and provides that T&T is entitled to nominate two members to Simson-Maxwell’s board of directors, and Viking is entitled to nominate one member. The USA also contains a call and a put option. Under the call option, T&T has the option, exercisable at any time within the first 36 months, to purchase Viking’s 49% ownership interest for CAD 5.75 million (approximately $4.2 million). Under the put option, Viking has the option, exercisable at any time after 36 months, to require T&T to purchase Viking’s 49% ownership interest for CAD 7.75 million (approximately $5.7 million).

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

Note 2. Going Concern

The Company’s condensed consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated net income of $1,182,837 for the six months ended June 30, 2025, as compared to a net loss of $(30,097,506) for the six months ended June 30, 2024.

As of June 30, 2025, the Company had stockholders’ deficit of $(36,859,363), long-term debt, net of current, of $43,277,908 and a working capital deficiency of $(13,142,496). The largest components of current liabilities creating this working capital deficiency are accrued interest on notes payable to Discover Growth Fund, LLC (“Discover”) of $7,332,673, undistributed revenues and royalties of $1,637,251 and amounts due to AGD Advisory Group, Inc., a related party, of $1,245,000.

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

Note 3. Summary of Significant Accounting Policies

Recently issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes, which enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. The amendments are effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 for the fiscal year beginning January 1, 2025. It is not expected to significantly change the Company’s income tax disclosures at year end

In June 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-05 (“ASU 2023-05”), Business Combinations (ASC Topic 805): Joint Venture Formations, which provides guidance on accounting for joint ventures established through new entities. The update mandates the application of the acquisition method of accounting for such transactions, requiring parties to recognize and measure identifiable assets and liabilities based on fair values at the acquisition date and establishes a measurement period for adjustments.  The amendments in this Update are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. Adoption of the Update did not impact the Company’s financial statements for the current period.

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

b) Basis of Consolidation

The condensed consolidated financial statements presented herein reflect the consolidated financial results of the Company, its wholly-owned subsidiaries, Viking Energy Group, Inc., Camber Permian LLC and CE Operating LLC, the wholly-owned subsidiaries of Viking (Mid-Con Petroleum, LLC, Mid-Con Drilling, LLC, Mid-Con Development, LLC, and Petrodome Energy, LLC.).

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

Assets and liabilities measured at fair value as of and for the six months ended June 30, 2025 are classified below based on the fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (six months ended June 30, 2025)

Financial liabilities:
Derivative liability - Series C Preferred Stock	$-	$-	$-	$226,891

f) Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investment securities that have original maturities of three months or less. Accounts at banks in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.The Company’s cash balances may at times exceed the FDIC insured limits.

g) Inventory

Inventories are stated at the lower of cost or net realizable value, and consist of parts, equipment and work-in-process. Work-in-process and finished goods included the cost of materials, direct labor and overhead. At the closing of each reporting period, the Company evaluates its inventory in order to adjust the inventory balance for obsolete and slow-moving items.

h) Intangible Assets

Intangible assets include amounts related to the Company’s license agreement with ESG Clean Energy, LLC, and patents and intellectual property owned by Viking Ozone, Viking Protection and Viking Sentinel.

The intangible asset related to the ESG Clean Energy license are being amortized on a straight-line basis over 16 years (the remaining life of the related patents). The other intangible assets are not amortized.

The Company reviews intangible assets, at least annually, for possible impairment when events or changes in circumstances that the assets carrying amount may not be recoverable. In evaluating the future benefit of its intangible assets, the Company estimates the anticipated undiscounted future net cash flows of the intangible assets over the remaining estimated useful life. If the carrying amount is not recoverable, an impairment loss is recorded for the excess of the carrying value of the asset over its fair value.

i) Investment in Unconsolidated Entity

The Company accounts for its investment in unconsolidated entities under the equity method of accounting when it (i) does not have a controlling financial interest and (ii) has the ability to exercise significant influence over the operating and financial policies of the entity. The investment is adjusted for its proportionate share of earnings or losses of the entity.

j) Income (Loss) per Share

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

For the three and six months ended June 30, 2025 and 2024, there were approximately 2,096,971 and 3,321,457 common stock equivalents, respectively, that were omitted from the calculation of diluted income per share as they were anti-dilutive.

k) Stock-Based Compensation

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

l) Impairment of Long-lived Assets

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

m) Accounting for Asset Retirement Obligations

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

The following table describes the changes in the Company’s asset retirement obligations for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,
	2025	2024
Asset retirement obligation – beginning	$646,360	$1,042,900
ARO recovered on disposal of oil and gas properties	-	(78,394)
Accretion expense	-	536
Asset retirement obligation – ending	$646,360	$965,042

The Company had no oil and gas assets at June 30, 2025. The ARO balance relates to Petrodome’s prior working interest in an abandoned offshore well which was the subject of a decommissioning order (the “Order”) issued by the Bureau of Safety and Environmental Enforcement (“BSEE”) in April 2019, to which Petrodome was a named party. Petrodome filed an appeal with the Interior Board of Land Appeals (“IBLA”) in 2019. Petrodome and the BSEE subsequently jointly requested, and received, a stay of the Order from the IBLA that remained in effect as of June 30, 2025. The Company’s believes that decommissioning activity has begun and will retain this obligation pending resolution of the Order.

n) Derivative Liabilities

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

o) Undistributed Revenues and Royalties

The Company records a liability for cash collected from oil and gas sales that have not been distributed. The amounts are distributed in accordance with the working interests of the respective owners.

p) Subsequent events

The Company has evaluated all subsequent events from June 30, 2025 through August 8, 2025. None were identified.

Note 4. Deconsolidation of Simson-Maxwell

As described in Note 1, beginning on April 1, 2025, the Company no longer holds a controlling financial interest in Simson-Maxwell and therefore accounts for its ownership interest in Simson-Maxwell under the equity method of accounting from that date.

The accompanying condensed consolidated financial statements at June 30, 2025 and for the three and six months then ended reflect the impact of the deconsolidation of Simson-Maxwell on April 1, 2025. The Company recorded a gain resulting from the conversion for accounting purposes to the equity method, as follows:

Fair value of retained non-controlling investment	$2,271,862
Carrying amount of non-controlling interest and accumulated other comprehensive loss	312,576
2,584,438

Less carrying value of Simson-Maxwell's net assets	(3,585,386)
Gain on disposal of ownership interest	$6,169,824

The adjustments to the Company’s consolidated financial position at April 1, 2025 are summarized below:

	April 1, 2025
	Opening	Deconsolidation	Adjusted
	Balance	Adjustments	Balance
ASSETS

Current assets:
Cash and cash equivalents	$168,924	$(4,730)	$164,194
Accounts receivable, net	3,888,481	(3,888,481)	-
Inventory, net	7,336,016	(6,156,136)	1,179,880
Prepaids and other current assets	394,684	(86,108)	308,576
Notes receivable	-	698,264	698,264
Total current assets	11,788,105	(9,437,192)	2,350,913

Fixed assets, net	1,392,249	(1,392,249)	-
Right of use assets, net	7,369,671	(7,369,671)	-
Due from related parties	321,529	(321,529)	-
Equity investment in Simson-Maxwell	-	2,271,862	2,271,862
Other assets	19,316,121	-	19,316,121
TOTAL ASSETS	$40,187,674	$(16,248,779)	$23,938,896

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$10,012,723	$(5,428,722)	$4,584,001
Accrued expenses and other current liabilities	8,822,649	(321,266)	8,501,383
Customer deposits	3,757,717	(3,757,717)	-
Current portion operating lease liabilities	1,591,970	(1,591,970)	-
Due to related parties	983,198	(592,368)	390,830
Current portion of notes payable - related parties	485,286	(485,286)	-
Bank indebtedness	3,782,332	(3,782,332)	-
Other current liabilities	2,173,881	-	2,173,881
	31,609,755	(15,959,660)	15,650,095
Notes payable related parties	442,614	(442,614)	-
Operating lease liability	5,703,753	(5,703,753)	-
Other long-term liabilities	43,358,591	-	43,358,591
TOTAL LIABILITIES	81,114,713	(22,106,027)	59,008,686

STOCKHOLDERS' DEFICIT
Share capital and additional paid in capital	163,121,382	-	163,121,382
Accumulated other comprehensive loss	(50,644)	50,644	-
Accumulated deficit	(211,209,979)	6,169,824	(205,040,154)
Parent's stockholders' equity in Camber	(48,139,241)	6,220,468	(41,918,772)
Noncontrolling Interests	7,212,203	(363,220)	6,848,982
TOTAL STOCKHOLDERS' DEFICIT	(40,927,038)	5,857,248	(35,069,790)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$40,187,675	$(16,248,779)	$23,938,896

Note 5. Notes Receivable

On April 1, 2025, Simson-Maxwell issued two promissory notes to Viking to restructure amounts owed to Viking at the closing date of the Share Subscription Agreement described in Note 1. The promissory notes have a face value of CAD 469,702 ($328,051) and CAD 469,701 ($328,050) and earn interest at the rate of 20% per annum. The maturity dates of the promissory notes are December 1, 2025 and May 31, 2026, respectively. If the principal of each promissory note is paid in full on or before the respective maturity date, all interest otherwise owing under each promissory note will be waived. The Company expects the promissory notes to be paid on or before the maturity dates and has therefore not accrued any interest income at June 30, 2025.

Note 6. Intangible Assets

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

The Company’s management believes that the Trigger Date could occur as early as the first quarter of 2026 but there is no assurance that it will occur at that or any time.

If the continuing royalty percentage is adjusted jointly by the parties downward from the maximum of 15%, then the minimum continuing royalty payments for any given year from the Trigger Date shall also be adjusted downward proportionally.

The Company recognized amortization expense of $153,078 and $153,924 for the six months ended June 30, 2025 and 2024, respectively. The estimated future amortization expense for each of the next five years is $304,465 per year.

The ESG intangible asset consisted of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
ESG Clean Energy License	$5,000,000	$5,000,000
Accumulated amortization	(1,194,181)	(1,041,103)
	$3,805,819	$3,958,897

Note 7. Intangible Assets - Variable Interest Entities (VIE’s)

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

Upon consummation of the Merger between Viking and Camber, all shares of Viking Series E Preferred Stock were exchanged for Camber Series H Preferred Stock, with substantially the same rights and terms with respect to Camber. At June 30, 2025, no shares of Series H Preferred Stock remained outstanding.

Note 8. Related Party Transactions

The Company’s CEO and Director, James Doris, renders professional services to the Company through AGD Advisory Group, Inc., an affiliate of Mr. Doris’s. During each of the six month periods ended June 30, 2025 and 2024, the Company paid or accrued $150,000 in fees to AGD Advisory Group, Inc. As of  June 30, 2025 and December 31, 2024, the total amount due to AGD Advisory Group, Inc. was $1,245,000 and $960,000, respectively, and is included in accounts payable.

As of June 30, 2025 and December 31, 2024, the Company’s CEO and Director, James Doris, has provided advances to the Company in the amount of $390,830 and $190,830, respectively. The advances are non-interest bearing with no fixed repayment terms and are included in “Due to related parties”.

The Company’s CFO, John McVicar, renders professional services to the Company through 1508586 Alberta Ltd., an affiliate of Mr. McVicar’s. During each of the six month periods ended June 30, 2025 and 2024, the Company paid or accrued $90,000 in fees to 1508586 Alberta Ltd.

Note 9. Non-Controlling Interests

The following discloses the effects of the Company’s ownership interest in Viking Ozone, Viking Sentinel and Viking Protection in the aggregate, and on the Company’s equity for six months ended June 30, 2025:

Non-controlling interest - January 1, 2025	$6,871,645

Net loss attributable to non-controlling interest	(359,725)

Non-controlling interest – June 30, 2025	$6,511,920

Note 10. Long-Term Debt and Other Short-Term Borrowings

Long-term debt and other short-term borrowings consisted of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024

Long-term debt:

Note payable to Discover, pursuant to a Secured Promissory Note dated December 24, 2021 and funded on January 3, 2022 in the original amount of $26,315,789 with interest and principal due at maturity on January 1, 2027. The note bears interest at a rate equal to the Wall Street Journal Prime Rate (3.25%) as of the effective date and is secured by lien on substantially all of the Company’s assets. The balance shown is net of unamortized debt discount of $4,892,844 and $6,488,422 at June 30, 2025 and December 31, 2024, respectively.	$21,422,945	$19,827,367

Note payable to Discover pursuant to a 10.0% Secured Promissory Note dated April 23, 2021 in the original amount of $2,500,000 with interest and principal due at maturity on January 1, 2027. Pursuant to an amendment dated December 24, 2021 the interest rate was adjusted to the Wall Street Journal Prime Rate (3.25%) as of the amendment date. The Note is secured by a lien on substantially all of the Company’s assets.	2,500,000	2,500,000

Note payable to Discover, pursuant to a 10.0% Secured Promissory Note dated December 22, 2020 in the original amount of $12,000,000 with interest and principal due at maturity on January 1, 2027. Pursuant to an amendment dated December 24, 2021 the interest rate was adjusted to the Wall Street Journal Prime Rate (3.25%) as of the amendment date. The Note is secured by a lien on substantially all of the Company’s assets.	12,000,000	12,000,000

Note payable to Discover, pursuant to a 10.0% Secured Promissory Note dated December 11, 2020 in the original amount of $6,000,000 with interest and principal due at maturity on January 1, 2027. Pursuant to an amendment dated December 24, 2021 the interest rate was adjusted to the Wall Street Journal Prime Rate (3.25%) as of the amendment date. The Note is secured by a lien on substantially all of the Company’s assets.	6,000,000	6,000,000

Loan of $150,000 dated July 1, 2020 from the U.S. Small Business Administration. The loan bears interest at 3.75% and matures on July 28, 2050. The loan is payable in monthly installments of $731 with the remaining principal and accrued interest due at maturity. Installment payments were originally due to start 12 months from the date of the note but the date was extended to January 2023. Accrued interest from the original installment due date to January 2023 was capitalized to the loan principal balance.	157,865	159,276

Convertible promissory note payable to FK Venture, LLC dated April 7, 2025 to restructure an advance from  FK Venture, LLC dated June 2024 in the amount of $1,200,000. The Note bears interest at a rate of 10% per annum and matures on September 30, 2026. The Company may prepay the Note in whole or in part, provided that if prepayment occurs within twelve months of issuance, the Company must pay a minimum of twelve months’ interest. At any time prior to the Maturity Date, the Investor may elect to convert the outstanding principal and any accrued but unpaid interest into shares of the Company’s common stock at a fixed conversion price of $0.15 per share.

	1,200,000	-

Promissory note dated April 15, 2025 in favor of an individual investor. The maturity date of the Note is the earlier of: (i) September 30, 2025; or (ii) receipt by the Company of proceeds from the sale of the VKIN-300 waste treatment system shipped to France in the first quarter of 2025. The Note bears interest at a fixed rate of 10% and the Company may prepay at any time any portion of the principal and all other amounts due under the Note.	200,000	-

Promissory note dated April 29, 2025 in favor of an individual investor. The Note bears interest at a fixed rate equal to 10% of the principal amount and matures on the earlier of (i) September 30, 2025, or (ii) the date the Company receives proceeds from the sale of the VKIN-300 waste treatment system shipped to France in the first quarter of 2025.	500,000	-

Total long-term debt	43,980,810	40,486,643
Less current portion	(702,902)	(2,848)
Total long-term debt, net of current portion and debt discount	$43,277,908	$40,483,795

Principal maturities of long-term debt for the next five years and thereafter are as follows:

Twelve-month period ended June 30,
	Principal	Unamortized Discount	Net
2026	$702,902	$-	$702,902
2027	48,018,802	(4,892,844)	43,125,958
2028	3,127	-	3,127
2029	2,705	-	2,705
2030	3,058	-	3,058
Thereafter	143,060	-	143,060

	$48,873,654	$(4,892,844)	$43,980,810

Note 11. Derivative Liability

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

In April and June 2025, Antilles converted a total of 19 shares of Series C Preferred Stock in exchange for 16,904,261 shares of common stock. In June 2025, Antilles agreed to cancel the remaining 11 shares of Series C Preferred Stock and to waive its entitlement to any further True-Up shares due from prior conversions. The conversion and cancellation of the remaining shares of Series C Preferred Stock reduced the value of the associated derivative liability to zero at June 30, 2025.

Note 12. Equity

(a) Common Stock

The Company is authorized to issue 500,000,000 shares of Common Stock, par value $0.001 per share.

During the six months ended June 30, 2025, the Company issued a total of 23,549,667 shares of common stock, as follows:

(i) (ii)

A total of 16,904,261 shares related to the conversion of 19 shares of Series C Preferred Stock

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

In April and June 2025, Antilles converted a total of 19 shares of Series C Preferred Stock in exchange for 16,904,261 shares of common stock. In June 2025, Antilles agreed to cancel the remaining 11 shares of Series C Preferred Stock and to waive its entitlement to any further True-Up shares due from prior conversions. Consequently, at June 30, 2025, no shares of Series C Preferred Stock remained outstanding and no True-Up shares remained to be issued.

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

In 2022, the Company paid the Investor $2,750,000 and redeemed 5,272 shares of Series G Preferred Stock associated with the Notes due March 31, 2022 and June 30, 2022, thereby canceling such Notes and reducing the number of shares of Series G Preferred Stock outstanding from 10,544 to 5,272. The Investor may not convert any of the remaining shares of Series G Preferred Stock associated with any remaining Note into shares of common stock or sell any of the underlying shares of common stock unless that Note is paid in full by the Investor, and the Company may redeem the shares of Series G Preferred Stock associated with each Note by paying the Investor $1,375,000 as full consideration for such redemption. As of June 30, 2025, none of the outstanding Notes had been paid in full and thus the underlying shares were not convertible.

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

(c) Warrants The following table represents stock warrant activity as of and for the six months ended June 30, 2025 and 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding – December 31, 2024	2,341,416	$0.86	2.55 years	-
Granted	200,000	0.15	1.83 years	-
Exercised	-	-	-	-
Forfeited/expired/cancelled	-	-	-	-

Warrants Outstanding – June 30, 2025	2,541,416	$0.80	2.04 years	$-

Outstanding Exercisable – June 30, 2025	2,541,416	$0.80	2.04 years	$-

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding – December 31, 2023	3,691,143	$0.66	2.62 years	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/expired/cancelled	(397,778)	1.99	-	-

Warrants Outstanding – June 30, 2024	3,293,365	$0.50	2.41 years	$-

Outstanding Exercisable – June 30, 2024	3,293,365	$0.50	2.41 years	$-

On or about October 23, 2024, the Company and James Doris entered into a Second Amendment to Common Stock Warrant Agreement pursuant to which the exercise price of Mr. Doris’ outstanding warrants (i.e., the right to purchase 1,666,667 shares of common stock of the Company) was increased from $0.009 to $1.00 per share.

During the three months ended June 30, 2025, the Company issued a total of 200,000 warrants with an exercise price of $0.15 to a noteholder and to a consultant in connection with the issuance of $700,000 of promissory notes described in Note 10. The warrants expire two years from the date of issuance. The value of the warrants, determined using the Black-Scholes option pricing model, is included in stock-based compensation.

Note 13. Commitments and Contingencies

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

Note 14. Business Segment Information and Geographic Data

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

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer, who reviews financial information presented on a consolidated basis. When evaluating performance and allocating resources to the Power Generation segment, the CODM uses revenue, operating profit (loss) and equity in earnings of unconsolidated entity. The Other segment does not currently generate revenues. Performance is evaluated and resources allocated to, and within, this segment based upon the progress and projected financial requirements to advance each technology towards commercialization.

Information related to our reportable segments and our consolidated results for the three and six months ended June 30, 2025 and 2024 is presented below.

	Three Months Ended June 30, 2025
	Power Generation	Other	Total
Loss from Operations is as follows:

Revenue	$-	$-	$-

Operating expenses
Cost of goods	-	-	-
General and administrative	-	1,218,113	1,218,113
Share-based compensation	-	5,761	5,761
Depreciation, depletion and amortization	-	76,963	76,963

Total operating expenses	-	1,300,837	1,300,837

Loss from operations	$-	$(1,300,837)	$(1,300,837)

Equity in earnings of unconsolidated entity	$132,137	$-	$132,137

Assets (at end of period)

Segment assets	$2,403,999	$21,097,806	$23,501,805
Corporate and unallocated assets			-

Total Consolidated Assets			$23,501,805
	Three Months Ended June 30, 2024
	Oil and Gas	Power Generation	Total
Loss from Operations is as follows:

Revenue	$27,868	$9,479,282	$9,507,150

Operating expenses
Cost of goods	-	7,102,441	7,102,441
Lease operating costs	-	-	-
General and administrative	1,384,398	3,025,329	4,409,727
Stock-based compensation	-	-	-
Accretion - ARO	-	-	-
Depreciation, depletion and amortization	76,962	105,368	182,330

Total operating expenses	1,461,360	10,233,138	11,694,498

Loss from operations	$(1,433,492)	$(753,856)	$(2,187,348)

Assets

Segment assets	$1,121,196	$23,834,089	$24,955,285
Corporate and unallocated assets			55,108,263

Total Consolidated Assets			$80,063,548
	Six Months Ended June 30, 2025
	Power Generation	Other	Total
Loss from Operations is as follows:

Revenue	$6,229,335	$-	$6,229,335

Operating expenses
Cost of goods	4,648,824	-	4,648,824
General and administrative	2,608,542	1,834,007	4,442,549
Share-based compensation	-	5,761	5,761
Depreciation, depletion and amortization	60,731	153,079	213,810

Total operating expenses	7,318,097	1,992,847	9,310,944

Loss from operations	$(1,088,762)	$(1,992,847)	$(3,081,609)

Equity in earnings of unconsolidated entity	$132,137	$-	$132,137

Assets (at end of period)

Segment assets	$2,403,999	$21,097,806	$23,501,805
Corporate and unallocated assets			-

Total Consolidated Assets			$23,501,805

	Six Months Ended June 30, 2024
	Oil and Gas	Power Generation	Total
Loss from Operations is as follows:

Revenue	$94,499	$16,103,531	$16,198,030

Operating expenses
Cost of goods	-	11,675,198	11,675,198
Lease operating costs	22,349	-	22,349
General and administrative	2,492,068	5,737,659	8,229,727
Stock-based compensation	305,000	-	305,000
Accretion - ARO	536	-	536
Depreciation, depletion and amortization	199,546	211,583	411,129

Total operating expenses	3,019,499	17,624,440	20,643,939

Loss from operations	$(2,925,000)	$(1,520,909)	$(4,445,909)

Assets

Segment assets	$1,121,196	$23,834,089	$24,955,285
Corporate and unallocated assets			55,108,263

Total Consolidated Assets			$80,063,548

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

On April 1, 2025, Viking entered into a Share Subscription Agreement (the “SSA”) with T&T Power Group Inc. (“T&T”), Remora EQ LP (“Remora”), Simmax Corp. (“Simmax”), and Simson-Maxwell. The SSA relates to a restructuring of the ownership of Simson-Maxwell that resulted in Camber ceasing to have a controlling interest in Simson-Maxwell.

Under the SSA, T&T agreed to (i) subscribe for 952 Class A Common Shares of Simson-Maxwell (the “Subscription Shares”) for an aggregate subscription price of approximately CAD$2.28 million; (ii) purchase 903 Class A Common Shares from Remora (the “Remora Shares”) for an agreed purchase price; and (iii) purchase 681 Class A Common Shares from Simmax (the “Simmax Shares”) for an agreed purchase price. T&T also agreed to provide up to CAD $3.0 million in additional working capital to Simson-Maxwell on closing or at such time as is reasonably required to meet the cash requirements of Simson-Maxwell, and to repay on or within a reasonable period following the closing amounts owing under Simson-Maxwell’s then outstanding senior secured credit facilities. T&T acquired the Subscription Shares by paying the subscription price in cash. T&T acquired the Remora Shares by paying approximately 3.5% of the purchase price in cash and issuing a promissory note for the remaining balance, maturing on December 1, 2025. T&T acquired the Simmax Shares by issuing a promissory note to Simmax, also maturing on December 1, 2025.

Following the closing of the transactions described above (collectively, the “Simson Share Transactions”), T&T and Viking are the only remaining shareholders of Simson-Maxwell. T&T owns 51% of Simson-Maxwell’s issued and outstanding Class A Common Shares, and Viking owns the remaining 49%. Viking did not sell or purchase any shares in connection with the Simson Share Transactions; however, Viking’s ownership decreased from approximately 60.5% to 49%. As a result of the reduction in Viking’s ownership interest and ceasing to have control over Simson-Maxwell, Camber will no longer consolidate Simson-Maxwell’s financial results in its consolidated financial statements, beginning April 1, 2025. The Company will instead account for its investment in Simson-Maxwell under the equity method of accounting.

Viking also entered into a Unanimous Shareholders Agreement (the “USA”) on April 1, 2025 with T&T and Simson-Maxwell. The USA governs the ownership and management of Simson-Maxwell and provides that T&T is entitled to nominate two members to Simson-Maxwell’s board of directors, and Viking is entitled to nominate one member. The USA also contains a call and a put option. Under the call option, T&T has the option, exercisable at any time within the first 36 months, to purchase Viking’s 49% ownership interest for CAD 5.75 million (approximately $4.2 million). Under the put option, Viking has the option, exercisable at any time after 36 months, to require T&T to purchase Viking’s 49% ownership interest for CAD 7.75 million (approximately $5.7 million).

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

Going Concern Qualification

The Company’s condensed consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated net income of $1,182,837 for the six months ended June 30, 2025, as compared to a net loss of $(30,097,506) for the six months ended June 30, 2024.

As of June 30, 2025, the Company had stockholders’ deficit of $(36,859,363), long-term debt, net of current, of $43,277,908 and a working capital deficiency of $(13,142,496). The largest components of current liabilities creating this working capital deficiency are accrued interest on notes payable to Discover Growth Fund, LLC (“Discover”) of $7,332,673, undistributed revenues and royalties of $1,637,251 and amounts due to AGD Advisory Group, Inc., a related party, of $1,245,000.

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

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the three and six months ended June 30, 2025 and 2024, should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on May 12, 2025.

Liquidity and Capital Resources

Working Capital:	Six Months Ended June 30,
	2025	2024

Current assets	$1,858,647	$17,279,581
Current liabilities	15,001,143	33,185,822
Working capital deficit	$(13,142,496)	$(15,906,241)

Cash Flows:	Six Months Ended June 30,
	2025	2024

Net Cash Provided Used in Operating Activities	$(1,989,306)	$(1,409,813)
Net Cash Provided by Investing Activities	21,296	158,984
Net Cash Provided by Financing Activities	1,927,744	952,802
Decrease in Cash during the Period	(40,266)	(298,027)
Cash and Cash Equivalents, beginning of period	114,648	906,060
Cash and Cash Equivalents, end of Period	$74,382	$608,033

Net cash used in in operating activities was $(1,989,306) during the six months ended June 30, 2025, as compared to $(1,409,813) in the comparable period in 2024. The decrease of $(579,493) was due to a decrease of $(1,573,695) in cash flows from changes in operating assets and liabilities, partially offset by a decrease of $994,202 in cash operating losses.

Net cash flows from investing activities decreased to $21,296 during the six months ended June 30, 2025, as compared to $158,984 in the comparable period in 2024. The decrease is due primarily to proceeds of $205,000 from the sale of oil and gas properties in 2024.

Net cash flows from financing activities increased to $1,927,744 during the six months ended June 30, 2025, as compared to $952,802 in the comparable period in 2024. This increase is mainly due to a issuance of long-term debt and advances received from a related party, partially offset by a reduction in advances from bank credit facility. as compared to the prior year.

Three months ended June 30, 2025, compared to the three months ended June 30, 2024

Revenue

The Company had no revenues for the three months ended June 30, 2025, as compared to $9,507,150 for the three months ended June 30, 2024 due to the change in the Company’s method of accounting for Simson-Maxwell on April 1, 2025.

Expenses

The Company’s operating expenses decreased to $1,300,837 for the three-month period ended June 30, 2025, from $11,694,498 in the corresponding prior year three-month period primarily due to the change in accounting for Simson-Maxwell and an overall reduction in general and administrative expenses at Camber.

Loss from Operations

The Company generated a loss from operations for the three months ended June 30, 2025 of $(1,300,837), compared to  $(2,187,348) for the three months ended June 30, 2024.

Other Income (Expense)

The Company had other income, net, of $5,675,327 for the three months ended June 30, 2025, as compared to other expense, net of $(1,291,943) for the three months ended June 30, 2024. The increase was due primarily to a gain of $6,169,824 recognized on the change in method of accounting for Simson-Maxwell.

Net Loss

The Company had net income of $4,374,490 during the three-month period ended June 30, 2025, compared with a net loss of $(3,479,291) for the three-month period ended June 30, 2024.

Six months ended June 30, 2025, compared to the six months ended June 30, 2024

Revenue

The Company had gross revenues of $6,229,335 for the six months ended June 30, 2025, as compared to $16,198,030 for the six months ended June 30, 2024. The decrease compared to the prior year is due primarily to the change in the Company’s method of accounting for Simson-Maxwell on April 1, 2025.

Expenses

The Company’s operating expenses decreased to $9,310,944 for the six-month period ended June 30, 2025, from $20,643,939 in the corresponding prior year six-month period primarily due to the change in accounting for Simson-Maxwell  on April 1, 2025 and an overall reduction in general and administrative expenses at Camber.

Loss from Operations

The Company generated a loss from operations for the six months ended June 30, 2025, of $(3,081,609), compared to  $(4,445,909) for the six months ended June 30, 2024.

Other Income (Expense)

The Company had other income, net, of $4,264,446 for the six months ended June 30, 2025, as compared to other expense of $(25,651,597) for the six months ended June 30, 2024. The increase was due primarily to the net  of a gain of $6,169,824 recognized on the change in method of accounting for Simson-Maxwell in the six-month period ended June 30, 2025 and the expense recorded in the six-month period ended June 30, 2024 related to the change in fair value of derivative liability of $21,242,198

Net Loss

The Company had net income of $1,182,837 during the six-month period ended June 30, 2025, compared with a net loss of $(30,097,506) for the six-month period ended June 30, 2024.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures were not effective.

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

There were no changes in Internal Control Over Financial Reporting during the quarter ended June 30, 2025.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of commercial operations in the normal course of business. As of June 30, 2025, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2025, the Company issued unregistered equity securities as described below:

The Company issued a total of 16,904,261 shares of common stock to preferred stockholders in connection with the stockholders’ conversions of Series C Preferred Stock into common stock, and issued pursuant to the exemptions from registration provided by Sections 3(a)(9), 4(a)(1) and 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 144 promulgated thereunder, as the shares of common stock were issued in exchange for preferred stock of the Company held by the preferred stockholder, there was no additional consideration for the exchanges, there was no remuneration for the solicitation of the exchanges, the exchanged securities had been held by the preferred stockholder for the requisite holding period, the preferred stockholder was not an affiliate of the Company, the Company was not a shell company, there was no general solicitation and the transactions with the shareholders did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

10.1

Share Subscription Agreement, dated April 1, 2025, by and among Viking Energy Group, Inc., T&T Power Group Inc., Simson-Maxwell Ltd., Remora EQ LP, and Simmax Corp. (Filed as Exhibit 10.1 to Camber’s Current Report on Form 8-K, filed with the Commission on April 1, 2025 and incorporated herein by reference)

10.2

Unanimous Shareholders Agreement, dated April 1, 2025, by and among Simson-Maxwell Ltd., Viking Energy Group, Inc., and T&T Power Group Inc. (Filed as Exhibit 10.2 to Camber’s Current Report on Form 8-K, filed with the Commission on April 1, 2025 and incorporated herein by reference)

10.3

Agreement, dated April 7, 2025, by and among Camber Energy, Inc., Viking Energy Group, Inc., and FK Venture LLC. (Filed as Exhibit 10.1 to Camber’s Current Report on Form 8-K, filed with the Commission on April 8, 2025 and incorporated herein by reference)

10.4

Convertible Promissory Note, dated April 7, 2025, issued by Camber Energy, Inc. to FK Venture LLC. (Filed as Exhibit 10.2 to Camber’s Current Report on Form 8-K, filed with the Commission on April 8, 2025 and incorporated herein by reference)

10.5

Form of Promissory Note, dated April 29, 2025, issued by Viking Ozone Technology, LLC, a majority-owned subsidiary of Viking Energy Group, Inc. (a wholly-owned subsidiary of Camber Energy, Inc.). (Filed as Exhibit 10.1 to Camber’s Current Report on Form 8-K, filed with the Commission on May 5, 2025 and incorporated herein by reference)

10.6

Securities Purchase Agreement, by and between Viking Energy Group, Inc., and Milo Group, LLC, dated as of August 1, 2025. (Filed as Exhibit 10.1 to Camber’s Current Report on Form 8-K, filed with the Commission on August 6, 2025 and incorporated herein by reference)

10.7

Operating Agreement of Viking Distribution Solutions, LLC, by and between Viking Energy Group, Inc. and Milo Group, LLC, dated as of August 1, 2025. (Filed as Exhibit 10.2 to Camber’s Current Report on Form 8-K, filed with the Commission on August 6, 2025 and incorporated herein by reference)

10.8

Assignment Agreement by and between Milo Group LLC and Viking Distribution Solutions, LLC, dated as of August 1, 2025. (Filed as Exhibit 10.3 to Camber’s Current Report on Form 8-K, filed with the Commission on August 6, 2025 and incorporated herein by reference)

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

CAMBER ENERGY, INC. (Registrant)

/s/ James Doris	Date: August 8, 2025
Principal Executive Officer

/s/ John McVicar	Date: August 8, 2025
Principal Financial and Accounting Officer

