Form 10-Q
period 2025-09-30
CAMBER ENERGY, INC.
filed 2025-11-12
CIK 1309082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 12, 2025, the registrant had 281,686,525 shares of common stock outstanding.

CAMBER ENERGY, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMBER ENERGY, INC. Condensed Consolidated Balance Sheets (Unaudited)

	As of September 30, 2025	As of December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$290,646	$114,648
Accounts receivable, net	-	4,735,983
Inventory, net	901,449	8,652,417
Prepaids and other current assets	143,151	176,329
Notes receivable	675,001	-
Total current assets	2,010,247	13,679,377

Fixed assets, net	-	1,436,844
Right of use assets, net	-	7,490,607
ESG Clean Energy license, net	-	3,958,897
Other intangibles - Variable Interest Entities	15,433,536	15,433,340
Investment in Simson-Maxwell	2,282,412	-
Due from related parties	-	320,978
TOTAL ASSETS	$19,726,195	$42,320,043

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,423,961	$9,473,123
Accrued expenses and other current liabilities	8,382,316	9,208,367
Customer deposits	-	3,924,744
Undistributed revenues and royalties	1,637,251	1,637,251
Current portion of operating lease liabilities	-	1,603,199
Due to related parties	618,330	782,183
Current portion of notes payable - related parties	-	499,573
Bank indebtedness - credit facility	-	3,937,008
Derivative liability	-	266,891
Current portion of long-term debt - net of discount	702,930	2,848
Total current liabilities	15,764,788	31,335,187
Long-term debt - net of current portion and debt discount	44,088,176	40,483,795
Notes payable - related parties - net of current portion	-	444,497
Operating lease liabilities, net of current portion	-	5,794,104
Contingent obligations	1,435,757	1,435,757
Asset retirement obligation	646,360	646,360
TOTAL LIABILITIES	61,935,081	80,139,700

Commitments and contingencies (Note 13)	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock Series A, $0.001 par value, 50,000 shares authorized, 28,092 shares issued and outstanding as of September 30, 2025 and December 31, 2024	28	28
Preferred stock Series C, $0.001 per value, 5,200 shares authorized, zero and 30 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	-	1
Preferred stock Series G, $0.001 par value, 25,000 authorized, 5,272 shares issued and outstanding as of September 30, 2025 and December 31, 2024. Liquidation preference of nil.	5	5
Common stock, $0.001 par value, 500,000,000 shares authorized, 281,686,525 and 258,136,858 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	281,687	258,137
Common stock to be issued on true-up of prior Series C Preferred stock conversions (zero and 21,574,679 shares as of September 30, 2025 and December 31, 2024, respectively)	-	3,451,949
Additional paid-in capital	162,845,423	159,411,262
Accumulated other comprehensive loss	-	(134,916)
Accumulated deficit	(211,788,234)	(208,492,886)
Parent’s stockholders’ deficit in Camber Energy, Inc.	(48,661,091)	(45,506,420)
Non-controlling interest	6,452,205	7,686,763
TOTAL STOCKHOLDERS’ DEFICIT	(42,208,886)	(37,819,657)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$19,726,195	$42,320,043

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenue
Power generation units and parts	$-	$3,731,086	$3,759,080	$13,802,636
Service and repairs	-	3,282,781	2,470,255	9,314,762
Oil and gas sales	-	2,858	-	97,357
	-	7,016,725	6,229,335	23,214,755
Operating expenses
Cost of goods sold	-	4,962,370	4,648,824	16,637,568
Lease operating costs	-	-	-	22,352
General and administrative	583,411	3,760,486	5,025,960	11,990,210
Stock-based compensation	-	-	5,761	305,000
Depreciation, depletion and amortization	77,807	185,298	291,617	596,427
Accretion – Asset Retirement Obligation	-	-	-	536
Total operating expenses	661,218	8,908,154	9,972,162	29,552,093

Loss from operations	(661,218)	(1,891,429)	(3,742,827)	(6,337,338)

Other income (expense)
Interest expense, net	(434,400)	(555,561)	(1,409,418)	(1,702,638)
Amortization of debt discount	(811,011)	(811,011)	(2,406,588)	(2,538,362)
Change in fair value of derivative liability		2,668,909	266,891	(18,573,289)
Equity in earnings (losses) of unconsolidated entity	(121,587)	-	10,550	-
Gain on partial disposal of interest in subsidiary		-	6,169,824	-
Loss on disposal of oil and gas properties	-	-	-	(755,506)
Loss on extinguishment of debt	-	-	-	(811,132)
Impairment of goodwill and intangible assets	(3,728,011)	(34,860,411)	(3,728,011)	(34,860,411)
Other income	406,608	655,913	672,797	687,580
Total other income (expense), net	(4,688,401)	(32,902,161)	(423,955)	(58,553,758)

Net loss before income taxes	(5,349,619)	(34,793,590)	(4,166,782)	(64,891,096)
Income tax benefit (expense)	-	-	-	-
Net loss	(5,349,619)	(34,793,590)	(4,166,782)	(64,891,096)
Net loss attributable to non-controlling interest	(59,811)	(512,856)	(871,434)	(1,220,148)
Net loss attributable to Camber Energy, Inc.	$(5,289,808)	$(34,280,734)	$(3,295,348)	$(63,670,948)
Loss per share of common stock
Basic and diluted	$(0.02)	$(0.15)	$(0.01)	$(0.35)
Weighted average number of shares of common stock outstanding
Basic and diluted	281,686,525	221,303,415	273,184,081	179,627,083

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

Net loss	$(5,349,619)	$(34,793,590)	$(4,166,782)	$(64,891,096)
Foreign currency translation adjustment	-	(10,220)	-	(46,658)

Total comprehensive loss	(5,349,619)	(34,803,810)	(4,166,782)	(64,937,754)

Less comprehensive loss attributable to non-controlling interest
Loss attributable to non-controlling interest	(59,811)	(512,856)	(871,434)	(1,220,148)
Foreign currency translation adjustment attributable to non-controlling interest	-	(4,037)	-	(18,430)

Comprehensive loss attributable to non-controlling interest	(59,811)	(516,893)	(871,434)	(1,238,578)

Comprehensive loss attributable to Camber Energy, Inc.	$(5,289,808)	$(34,286,917)	$(3,295,348)	$(63,699,176)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(4,166,782)	$(64,891,096)
Adjustments to reconcile net loss to cash provided by (used) in operating activities:
Goodwill impairment	-	34,860,411
Intangible asset impairment	3,728,011	-
Change in fair value of derivative liability	(266,891)	18,573,289
Stock-based compensation	5,761	305,000
Depreciation, depletion and amortization	291,617	596,427
Amortization of right-of-use assets	410,832	1,281,011
Equity in earnings of unconsolidated entity	(10,550)	-
Amortization of debt discount	2,406,588	2,538,362
Loss on extinguishment of debt	-	811,132
Gain on partial disposal of interest in subsidiary	(6,169,824)	-
Loss on disposal of oil and gas properties	-	755,506
Accretion – asset retirement obligation	-	536
Foreign currency translation adjustment	65,834	(46,658)
Changes in operating assets and liabilities:
Accounts receivable, net	847,502	2,622,842
Inventory, net	1,594,832	240,102
Prepaids and other assets	(52,930)	26,707
Accounts payable	379,561	2,697,514
Accrued expenses and other current liabilities	(504,785)	(1,293,070)
Due to related parties	-	170,276
Customer deposits	(167,027)	549,869
Operating lease liabilities	(391,476)	(1,255,595)
Undistributed revenues and royalties	-	3,413
Net cash used in operating activities	(1,999,727)	(1,454,022)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	-	205,000
Acquisition of fixed assets	(16,136)	(66,454)
Payments received on notes receivable	42,162	-
Deconsolidation of Simson-Maxwell cash balance	(4,730)	-
Investment in Viking Distribution Solutions	(100)	-
Net cash provided by investing activities	21,196	138,546

Cash flows from financing activities:
Issuance (repayment) of long-term debt, net	1,897,875	(2,047)
Advances from (repayment of) bank credit facility	(154,676)	827,127
Advance from related party	427,500	-
Proceeds from promissory notes, related parties, net	(16,170)	35,751
Net cash provided by financing activities	2,154,529	860,831

Net increase (decrease) in cash and cash equivalents	175,998	(454,645)
Cash and cash equivalents, beginning of period	114,648	906,060

Cash and cash equivalents, end of period	$290,646	$451,415

Supplemental Cash Flow Information:
Cash paid for:
Interest	$174,663	$431,749
Income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of shares on true-up of Series C Preferred Stock	$-	$14,930,879
Common stock to be issued related to prior conversions of Series C Preferred Stock	$-	$6,971,949
Issuance of common stock on conversion of debt	$-	$3,645,821
Issuance of common stock on conversion of accrued interest on debt	$-	$285,030
Acquisition of right of use assets through operating lease	$-	$5,854,559

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)

For the nine months ended September 30, 2025

	Preferred Stock Series A		Preferred Stock Series C		Preferred Stock Series G		Preferred Stock Series H		Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Loss	Deficit	Interest	Deficit

Balances at December 31, 2024	28,092	$28	30	1	5,272	5	-	$-	258,136,858	$258,137	21,574,679	$3,451,949	$159,411,262	$(134,916)	$(208,492,886)	$7,686,763	$(37,819,657)

Common shares issued on true-up of Series C preferred stock	-	-	-	-	-	-	-	-	6,645,406	6,645	(6,645,406)	(1,063,265)	1,056,620	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	84,272	-	-	84,272
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,717,093)	(474,560)	(3,191,653)

Balances at March 31, 2025	28,092	$28	30	$1	5,272	$5	-	$-	264,782,264	$264,782	14,929,273	$2,388,684	$160,467,882	$(50,644)	$(211,209,979)	$7,212,203	$(40,927,038)

Disposition of majority interest in Simson-Maxwell	-	-	-	-	-	-	-	-	-	-	-	-	-	50,644	-	(363,220)	(312,576)
Common shares issued on conversion of Series C preferred stock	-	-	(19)	-	-	-	-	-	16,904,261	16,905	-	-	(16,905)	-	-	-	-
Cancellation of Series C preferred stock	-	-	(11)	(1)	-	-	-	-	-	-	-	-	1	-	-	-	-
Cancellation of true-up shares to be issued	-	-			-	-	-	-	-	-	(14,929,273)	(2,388,684)	2,388,684	-	-	-	-
Issuance of warrants for services	-	-			-	-	-	-	-	-	-	-	5,761	-	-	-	5,761
Foreign currency translation adjustment	-	-			-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-			-	-	-	-	-	-	-	-	-	-	4,711,553	(337,063)	4,374,490

Balances at June 30, 2025	28,092	$28	-	$-	5,272	$5	-	$-	281,686,525	$281,687	-	$-	$162,845,423	$-	$(206,498,426)	$6,511,920	$(36,859,363)

Investment in Viking Distribution Solutions	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	96	96
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,289,808)	(59,811)	(5,349,619)

Balances at September 30, 2025	28,092	$28	-	$-	5,272	$5	-	$-	281,686,525	$281,687	-	$-	162,845,423	$-	(211,788,234)	$6,452,205	$(42,208,886)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

For the nine months ended September 30, 2024

	Preferred Stock Series A		Preferred Stock Series C		Preferred Stock Series G		Preferred Stock Series H		Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated Other Comprehensive	(Accumulated	Non-controlling	Total Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	(Loss)	Deficit)	Interest	Equity
Balances at December 31, 2023	28,092	$28	30	1	5,272	5	275	$3	119,301,921	$119,302	-	$-	$136,863,364	$(248,814)	$(140,350,893)	$9,804,663	$6,187,659

Common shares issued on true-up of Series C preferred stock	-	-	-	-	-	-	-	-	31,138,378	31,138	-	-	5,617,933	-	-	-	5,649,071
Common shares to be issued on true-up of Series C preferred stock	-	-	-	-	-	-	-	-	-	-	101,585,980	16,253,757	-	-	-	-	16,253,757
Common shares issued for services	-	-	-	-	-	-	-	-	1,500,000	1,500	-	-	303,500	-	-	-	305,000
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	3,280	-	-	3,280
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(26,266,332)	(351,883)	(26,618,215)

Balances at March 31, 2024	28,092	$28	30	$1	5,272	$5	275	$3	151,940,299	$151,940	101,585,980	$16,253,757	$142,784,797	$(245,534)	$(166,617,225)	$9,452,780	$1,780,552

Common shares issued on true-up of Series C preferred stock	-	-	-	-	-	-	-	-	21,907,663	21,908	-	-	3,483,318	-	-	-	3,505,226
Common shares to be issued on true-up of Series C preferred stock	-	-	-	-	-	-	-	-	-	-	(21,907,663)	(3,505,226)	-	-	-	-	(3,505,226)
Common shares issued on conversion of Series H preferred stock	-	-	-	-	-	-	(275)	(3)	4,583,333	4,583	-	-	(4,580)	-	-	-	-
Common shares issued on conversion of debt	-	-	-	-	-	-	-	-	19,907,976	19,908	-	-	3,625,913	-	-	-	3,645,821
Common shares issued on conversion of accrued interest	-	-	-	-	-	-	-	-	1,693,949	1,694	-	-	283,336	-	-	-	285,030
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	(39,718)	-	-	(39,718)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,123,882)	(355,409)	(3,479,291)

Balances at June 30, 2024	28,092	$28	30	$1	5,272	$5	-	$-	200,033,220	$200,033	79,678,317	$12,748,531	$150,172,784	$(285,252)	$(169,741,107)	$9,097,371	$2,192,394

Common shares issued on true-up of Series C preferred stock	-	-	-	-	-	-	-	-	36,103,638	36,104	-	-	5,740,478	-	-	-	5,776,582
Common shares to be issued on true-up of Series C preferred stock	-	-	-	-	-	-	-	-	-		(36,103,638)	(5,776,582)	-	-	-	-	(5,776,582)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	(10,220)	-	-	(10,220)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(34,280,734)	(512,856)	(34,803,810)

Balances at September 30, 2024	28,092	$28	30	$1	5,272	$5	-	$-	236,136,858	$236,137	43,574,679	$6,971,949	$155,913,262	$(295,472)	$(204,021,841)	$8,584,515	$(32,611,416)

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

Under the SSA, T&T agreed to (i) subscribe for 952 Class A Common Shares of Simson-Maxwell (the “Subscription Shares”) for an aggregate subscription price of approximately CAD $2.28 million; (ii) purchase 903 Class A Common Shares from Remora (the “Remora Shares”) for an agreed purchase price; and (iii) purchase 681 Class A Common Shares from Simmax (the “Simmax Shares”) for an agreed purchase price. T&T also agreed to provide up to CAD $3.0 million in additional working capital to Simson-Maxwell on closing or at such time as is reasonably required to meet the cash requirements of Simson-Maxwell, and to repay on or within a reasonable period following the closing amounts owing under Simson-Maxwell’s then outstanding senior secured credit facilities. T&T acquired the Subscription Shares by paying the subscription price in cash. T&T acquired the Remora Shares by paying approximately 3.5% of the purchase price in cash and issuing a promissory note for the remaining balance, maturing on December 1, 2025. T&T acquired the Simmax Shares by issuing a promissory note to Simmax, also maturing on December 1, 2025.

Following the closing of the transactions described above (collectively, the “Simson Share Transactions”), T&T and Viking are the only remaining shareholders of Simson-Maxwell. T&T owns 51% of Simson-Maxwell’s issued and outstanding Class A Common Shares, and Viking owns the remaining 49%. Viking did not sell or purchase any shares in connection with the Simson Share Transactions; however, Viking’s ownership decreased from approximately 60.5% to 49%. As a result of the reduction in Viking’s ownership interest and ceasing to have control over Simson-Maxwell, Camber no longer consolidates Simson-Maxwell’s financial results in its consolidated financial statements. The Company instead accounts for its investment in Simson-Maxwell under the equity method of accounting.

Viking also entered into a Unanimous Shareholders Agreement (the “USA”) on April 1, 2025 with T&T and Simson-Maxwell. The USA governs the ownership and management of Simson-Maxwell and provides that T&T is entitled to nominate two members to Simson-Maxwell’s board of directors, and Viking is entitled to nominate one member. The USA also contains a call and a put option. Under the call option, T&T has the option, exercisable at any time within the first 36 months, to purchase Viking’s 49% ownership interest for CAD $5.75 million (approximately $4.2 million). Under the put option, Viking has the option, exercisable at any time after 36 months, to require T&T to purchase Viking’s 49% ownership interest for CAD $7.75 million (approximately $5.7 million).

Clean Energy and Carbon-Capture System:

In August 2021, Viking entered into an Exclusive Intellectual Property License Agreement (the “IPLA”) with ESG Clean Energy, LLC (“ESG”), to utilize ESG’s patent rights and know-how related to stationary electric power generation and heat and carbon dioxide capture (the “ESG Clean Energy System”). The intellectual property licensed by Viking includes the patents and/or patent applications related to this technology

The ESG Clean Energy System is designed to, among other things, generate clean electricity from internal combustion engines and utilize waste heat to capture approximately 100% of the carbon dioxide (CO2) emitted from the engine without loss of efficiency, and in a manner to facilitate the production of certain commodities. Patent No. 11,286,832, for example, covers the invention of an “exhaust-gas-to-exhaust-gas heat exchanger” that efficiently cools – and then reheats – exhaust from a primary power generator so greater energy output can be achieved by a secondary power source with safe ventilation. Another key aspect of this patent is the development of a carbon dioxide capture system that utilizes the waste heat of the carbon dioxide pump to heat and regenerate the absorber that enables carbon dioxide to be safely contained and packaged.

The Company intends to sell, lease and/or sub-license the ESG Clean Energy System to third parties.

On August 13, 2025, Viking, ESG and Scuderi Group, Inc. (“Scuderi”) signed an Amendment to Exclusive Intellectual Property License Agreement pursuant to which Scuderi was added, effective as of such date, as an additional licensor or grantor, as applicable, under the IPLA, and was vested with all future rights and obligations of ESG thereunder, and Scuderi assumed all remaining duties, liabilities and benefits of ESG under the IPLA, to the same extent as ESG. Further, all general references to ESG in the IPLA are deemed to read ”ESG and Scuderi” and all provisions containing obligations of ESG are deemed to be obligations of ESG and Scuderi, jointly and severally. Scuderi is the owner of the intellectual property licensed to Viking by ESG.

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

The broken conductor protection systems are designed to detect a break in a transmission line, distribution line, or coupling failure, and to immediately terminate the power to the line before it reaches the ground. The technology is intended to increase public safety and reduce the risk of causing an incendiary event, and to be an integral component within grid hardening and stability initiatives by electric utilities to improve the resiliency and reliability of existing infrastructure.

On August 1, 2025, Viking entered into a Securities Purchase Agreement pursuant to which Viking agreed to purchase 51 units, representing 51% of the membership interests, of Viking Distribution Solutions, LLC (“Viking Distribution”), from Milo Group, LLC (“Milo”). Viking Distribution was formed on May 13, 2025, and Milo was issued all 100 units of Viking Distribution in consideration of Milo’s assignment to Viking Distribution of all of Milo’s intellectual property and intangible assets, including patent rights, know-how, procedures, methodologies, and contract rights in connection with an electric distribution ground fault prevention trip signal engaging system, also referred to as the “broken conductor protection system” or “open conductor detection system”, and related issued patents, pending patents and/or patent application(s) including, without limitation, the following: (i) U.S. Patent No. 11,852,692, titled Electric Distribution Line Ground Fault Prevention Systems Using Dual, High Sensitivity Monitoring With High Sensitivity Relay Devices; (ii) U.S. Application No. 18/936,543 (JED-109C), titled Distribution Line Ground Fault Prevention With Blown Fuse Protection on Single Phase; (iii) U.S. Application No. 18/920,865 (JED-110C), titled Electric Distribution Line Ground Fault Prevention Device Using Dual Parameter High Sensitivity Monitoring Small Current Reduction With Small Increase in Negative Sequence Current; and (iv) PCT INT’L Application No. PCT/US23/83181 (JED-105PCT), titled Electric Distribution Line Ground Fault Prevention Systems Using Dual, High Sensitivity Monitoring With High Sensitivity Relay Devices.

Note 2. Going Concern

The Company’s condensed consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $(4,166,782) for the nine months ended September 30, 2025, as compared to a net loss of $(64,891,096) for the nine months ended September 30, 2024.

As of September 30, 2025, the Company had stockholders’ deficit of $(42,208,886), long-term debt, net of current, of $44,088,176 and a working capital deficiency of $(13,754,541). The largest components of current liabilities creating this working capital deficiency are accrued interest on notes payable to Discover Growth Fund, LLC (“Discover”) of $7,716,177, undistributed revenues and royalties of $1,637,251 and amounts due to AGD Advisory Group, Inc., a related party, of $1,395,000.

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

Note 3. Summary of Significant Accounting Policies

Recently issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes, which enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. The amendments are effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 for the fiscal year beginning January 1, 2025. It is not expected to significantly change the Company’s income tax disclosures at year end.

In June 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-05 (“ASU 2023-05”), Business Combinations (ASC Topic 805): Joint Venture Formations, which provides guidance on accounting for joint ventures established through new entities. The update mandates the application of the acquisition method of accounting for such transactions, requiring parties to recognize and measure identifiable assets and liabilities based on fair values at the acquisition date and establishes a measurement period for adjustments.  The amendments in this Update are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. Adoption of the Update did not impact the Company’s financial statements for 2025.

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

In January 2022, Viking acquired a 51% ownership interest in Viking Ozone, and in February 2022, Viking acquired a 51% ownership interest in both Viking Sentinel and Viking Protection, and in August 2025, Viking acquired a 51% ownership interest in Viking Distribution. These entities were formed to facilitate the monetization of acquired intellectual properties (see Note 7). These entities are variable interest entities in which the Company owns a controlling financial interest; consequently, these entities are also consolidated.

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

e) Financial Instruments

Accounting Standards Codification, “ASC” Topic 820-10, “Fair Value Measurement” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 820-10 defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measurement. The carrying amounts reported in the condensed consolidated balance sheets for notes receivable, deposits, accrued expenses and other current liabilities, accounts payable, amount due to director, each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

Assets and liabilities measured at fair value as of and for the nine months ended September 30, 2025 are classified below based on the fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (nine months ended September 30, 2025)

Financial liabilities:
Derivative liability - Series C Preferred Stock	$-	$-	$-	$226,891

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

h) Intangible Assets

Intangible assets include amounts related to the Company’s license agreement with ESG Clean Energy, LLC, and patents and intellectual property owned by Viking Ozone, Viking Protection, Viking Sentinel and Viking Distribution.

The intangible asset related to the ESG Clean Energy license was being amortized on a straight-line basis over 16 years (the remaining life of the related patents). The other intangible assets are not amortized.

The Company reviews intangible assets, at least annually, for possible impairment when events or changes in circumstances indicate that the assets carrying amount may not be recoverable. In evaluating the future benefit of its intangible assets, the Company estimates the anticipated undiscounted future net cash flows of the intangible assets over the remaining estimated useful life. If the carrying amount is not recoverable, an impairment loss is recorded for the excess of the carrying value of the asset over its fair value.

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

For the three and nine months ended September 30, 2025 and 2024, there were approximately 2,033,334 and 2,641,416 warrants, respectively, that were omitted from the calculation of diluted income per share as they were anti-dilutive.

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

The following table describes the changes in the Company’s asset retirement obligations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,
	2025	2024
Asset retirement obligation – beginning	$646,360	$1,042,900
ARO recovered on disposal of oil and gas properties	-	(78,394)
Accretion expense	-	536
Asset retirement obligation – ending	$646,360	$965,042

The Company had no oil and gas assets at September 30, 2025. The ARO balance relates to Petrodome’s prior working interest in an abandoned offshore well which was the subject of a decommissioning order (the “Order”) issued by the Bureau of Safety and Environmental Enforcement (“BSEE”) in April 2019, to which Petrodome was a named party. Petrodome filed an appeal with the Interior Board of Land Appeals (“IBLA”) in 2019. Petrodome and the BSEE subsequently jointly requested, and received, a stay of the Order from the IBLA that remained in effect as of September 30, 2025. The Company’s believes that decommissioning activity has begun and will retain this obligation pending resolution of the Order.

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

p) Subsequent events

The Company has evaluated all subsequent events from September 30, 2025 through November 12, 2025 (see Note 15).

Note 4. Investment in Simson-Maxwell

As described in Note 1, beginning on April 1, 2025, the Company no longer holds a controlling financial interest in Simson-Maxwell and therefore accounts for its ownership interest in Simson-Maxwell under the equity method of accounting from that date.

On April 1, 2025, the Company recorded a gain resulting from the conversion for accounting purposes to the equity method, as follows:

Fair value of retained non-controlling investment	$2,271,862
Carrying amount of non-controlling interest and accumulated other comprehensive loss	312,576
2,584,438

Less carrying value of Simson-Maxwell's net assets	(3,585,386)
Gain on disposal of ownership interest	$6,169,824

For the period from April 1, 2025 to September 30, 2025, Simson-Maxwell reported revenues of $8.76 million, gross margin of $3.74 million, operating expenses of $3.72 million and net income of $21,531.  For the three months ended September 30, 2025, Simson-Maxwell reported revenues of $3.61 million, gross margin of $1.64 million, operating expenses of $1.89 million and a net loss of $0.25 million.

Note 5. Notes Receivable

On April 1, 2025, Simson-Maxwell issued two promissory notes to Viking to restructure amounts owed to Viking at the closing date of the Share Subscription Agreement described in Note 1. The promissory notes have a face value of CAD $469,702 ($337,501) and CAD $469,701 ($337,500) and earn interest at the rate of 20% per annum. The maturity dates of the promissory notes are December 1, 2025 and May 31, 2026, respectively. If the principal of each promissory note is paid in full on or before the respective maturity date, all interest otherwise owing under each promissory note will be waived. The Company expects the promissory notes to be paid on or before the maturity dates and has therefore not accrued any interest income at September 30, 2025.

Note 6. Intangible Assets

ESG Clean Energy License

The Company’s intangible assets include costs associated with securing in August 2021 an Exclusive IPLA with ESG, pursuant to which Viking received (i) an exclusive license to ESG’s patent rights and know-how related to stationary electric power generation (not in connection with vehicles), including methods to utilize heat and capture carbon dioxide in Canada, and (ii) a non-exclusive license to the intellectual property in up to 25 sites in the United States that are operated by the Company or its affiliates.

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

Due to the financial position of ESG described below, the Company does not know when, or if, the Trigger Date will be reached.

If the continuing royalty percentage is adjusted jointly by the parties downward from the maximum of 15%, then the minimum continuing royalty payments for any given year from the Trigger Date shall also be adjusted downward proportionally.

The Company recognized amortization expense of $230,886 and $231,732 for the nine months ended September 30, 2025 and 2024, respectively.

In July 2025, ESG filed a voluntary bankruptcy petition under Chapter 11 with the Massachusetts Bankruptcy Court. At the time of filing, ESG had not yet constructed and put into commercial operation the carbon capture or water removal systems at its power generation facility. There is currently significant uncertainty as to whether ESG will be able to fully complete and commercialize its technology, which is necessary for the Company to exercise its rights under the license. Consequently, the Company determined that the carrying value of the intangible asset for the ESG license is fully impaired and has recorded an impairment charge of $3,728,011 during the three months ended September 30, 2025.

The ESG intangible asset consisted of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
ESG Clean Energy License	$5,000,000	$5,000,000
Accumulated amortization	(1,271,989)	(1,041,103)
Intangible asset impairment	(3,728,011)	-
	$-	$3,958,897

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

No.	Purchase Price*	When Due	No. of Pref. Shares**	Conversion Price	No. of Underlying Common Shares	Estimated Revenues if Sales Target Achieved***
1	$250,000	On closing	N/A	$0.60	416,667	N/A
2	4,750,000	On closing	475	0.60	7,916,667	N/A
3	1,000,000	Upon the sale of 10k units	100	0.75	1,333,333	$50,000,000
4	2,000,000	Upon the sale of 20k units	200	1.00	2,000,000	100,000,000
5	3,000,000	Upon the sale of 30k units	300	1.25	2,400,000	150,000,000
6	4,000,000	Upon the sale of 50k units	400	1.50	2,666,667	250,000,000
7	6,000,000	Upon the sale of 100k units	600	2.00	3,000,000	500,000,000
Total	$21,000,000		2,075	$1.06(avg.)	19,733,334	$500,000,000

___________

*

The $5 million due on closing was payable solely in stock of Viking. All other payments, if the subject sales targets are met, are payable in cash or in shares of convertible preferred stock of the Company, at the seller’s option.

**

Upon the Merger between Viking and Camber, all shares of Viking Series E Preferred Stock were exchanged for Camber Series H Preferred Stock. At September 30, 2025, no shares of Series H Preferred Stock remained outstanding.

***	These are estimates only. There is no guarantee any sales targets will be reached.

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

On August 1, 2025, Viking purchased 51 units, representing a 51% ownership interest in Viking Distribution, from Milo Group, LLC, for consideration of $100. Viking Distribution was formed on or about May 13, 2025. The Company determined the acquisition of a 51% interest in Viking Distribution was the acquisition and initial consolidation of a VIE that is not a business.

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

The Company has determined that it is the primary beneficiary of four VIEs (Viking Ozone, Viking Sentinel, Viking Protection and Viking Distribution), and consolidates the financial results of these entities, as follows:

	Viking	Viking	Viking	Viking
	Ozone	Sentinel	Protection	Distribution	Total

Intangible asset - Patents and Intellectual Property	$4,916,057	$457,518	$10,059,765	$196	$15,433,536
Non-controlling interest (at acquisition)	(2,420,189)	(224,184)	(4,686,542)	$(96)	(7,331,011)
Camber ownership interest	$2,495,868	$233,334	$5,373,223	$100	$8,102,525

Note 8. Related Party Transactions

The Company’s CEO and Director, James Doris, renders professional services to the Company through AGD Advisory Group, Inc., an affiliate of Mr. Doris’s. During each of the nine month periods ended September 30, 2025 and 2024, the Company paid or accrued $150,000 in fees to AGD Advisory Group, Inc. As of  September 30, 2025 and December 31, 2024, the total amount due to AGD Advisory Group, Inc. was $1,395,000 and $960,000, respectively, and is included in accounts payable.

As of September 30, 2025 and December 31, 2024, the Company’s CEO and Director, James Doris, has provided advances to the Company in the amount of $618,330 and $190,830, respectively. The advances are non-interest bearing with no fixed repayment terms and are included in “Due to related parties”.

The Company’s CFO, John McVicar, renders professional services to the Company through 1508586 Alberta Ltd., an affiliate of Mr. McVicar’s. During each of the nine month periods ended September 30, 2025 and 2024, the Company paid or accrued $90,000 in fees to 1508586 Alberta Ltd. As of  September 30, 2025 and 2024, the total amount due to 1508586 Alberta Ltd. was $60,000 and nil, respectively, and is included in accounts payable (September 30, 2024 – nil).

Note 9. Non-Controlling Interests

The following discloses the effects of the Company’s ownership interest in Viking Ozone, Viking Sentinel, Viking Protection and Viking Distribution in the aggregate, and on the Company’s equity for nine months ended September 30, 2025:

Non-controlling interest - January 1, 2025	$6,871,645

Investment in Viking Distribution	96

Net loss attributable to non-controlling interest	(419,536)

Non-controlling interest – September 30, 2025	$6,452,205

Note 10. Long-Term Debt and Other Short-Term Borrowings

Long-term debt and other short-term borrowings consisted of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024

Long-term debt:

Note payable to Discover, pursuant to a Secured Promissory Note dated December 24, 2021 and funded on January 3, 2022 in the original amount of $26,315,789 with interest and principal due at maturity on January 1, 2027. The note bears interest at a rate equal to the Wall Street Journal Prime Rate (3.25%) as of the effective date and is secured by lien on substantially all of the Company’s assets. The balance shown is net of unamortized debt discount of $4,081,833 and $6,488,422 at September 30, 2025 and December 31, 2024, respectively.	$22,233,956	$19,827,367

Note payable to Discover pursuant to a 10.0% Secured Promissory Note dated April 23, 2021 in the original amount of $2,500,000 with interest and principal due at maturity on January 1, 2027. Pursuant to an amendment dated December 24, 2021 the interest rate was adjusted to the Wall Street Journal Prime Rate (3.25%) as of the amendment date. The note is secured by a lien on substantially all of the Company’s assets.	2,500,000	2,500,000

Note payable to Discover, pursuant to a 10.0% Secured Promissory Note dated December 22, 2020 in the original amount of $12,000,000 with interest and principal due at maturity on January 1, 2027. Pursuant to an amendment dated December 24, 2021 the interest rate was adjusted to the Wall Street Journal Prime Rate (3.25%) as of the amendment date. The note is secured by a lien on substantially all of the Company’s assets.	12,000,000	12,000,000

Note payable to Discover, pursuant to a 10.0% Secured Promissory Note dated December 11, 2020 in the original amount of $6,000,000 with interest and principal due at maturity on January 1, 2027. Pursuant to an amendment dated December 24, 2021 the interest rate was adjusted to the Wall Street Journal Prime Rate (3.25%) as of the amendment date. The note is secured by a lien on substantially all of the Company’s assets.	6,000,000	6,000,000

Loan of $150,000 dated July 1, 2020 from the U.S. Small Business Administration. The loan bears interest at 3.75% and matures on July 28, 2050. The loan is payable in monthly installments of $731 with the remaining principal and accrued interest due at maturity. Installment payments were originally due to start 12 months from the date of the note but the date was extended to January 2023. Accrued interest from the original installment due date to January 2023 was capitalized to the loan principal balance.	157,150	159,276

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

Promissory note dated April 15, 2025 in favor of an individual investor. The maturity date of the  note is the earlier of: (i) September 30, 2025; or (ii) receipt by the Company of proceeds from the sale of the VKIN-300 waste treatment system shipped to France in the first quarter of 2025. The note bears interest at a fixed rate of 10% and the Company may prepay at any time any portion of the principal and all other amounts due under the note. On September 25, 2025, the promissory note was amended to extend the maturity date to the earlier of: (i) October 31, 2025; or (ii) the receipt of proceeds from the sale of the VKIN-300 system.

	200,000	-

Promissory note dated April 29, 2025 in favor of an individual investor. The note bears interest at a fixed rate equal to 10% of the principal amount and matures on the earlier of (i) September 30, 2025, or (ii) the date the Company receives proceeds from the sale of the VKIN-300 waste treatment system shipped to France in the first quarter of 2025. On September 29, 2025, the promissory note was amended to extend the maturity date to the earlier of: (i) November 7, 2025; or (ii) the receipt of proceeds from the sale of the VKIN-300 system.	500,000	-

Total long-term debt	44,791,106	40,486,643
Less current portion	(702,930)	(2,848)
Total long-term debt, net of current portion and debt discount	$44,088,176	$40,483,795

Principal maturities of long-term debt for the next five years and thereafter are as follows:

Twelve-month period ended September 30,
	Principal	Unamortized Discount	Net
2026	$702,930	$-	$702,930
2027	48,018,830	(4,081,833)	43,936,997
2028	3,157	-	3,157
2029	3,277	-	3,277
2030	3,402	-	3,402
Thereafter	141,343	-	141,343

	$48,872,939	$(4,081,833)	$44,791,106

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

In April and June 2025, Antilles converted a total of 19 shares of Series C Preferred Stock in exchange for 16,904,261 shares of common stock. In June 2025, Antilles agreed to cancel the remaining 11 shares of Series C Preferred Stock and to waive its entitlement to any further True-Up shares due from prior conversions. The conversion and cancellation of the remaining shares of Series C Preferred Stock reduced the value of the associated derivative liability to zero at September 30, 2025.

Note 12. Equity

(a) Common Stock

The Company is authorized to issue 500,000,000 shares of Common Stock, par value $0.001 per share.

During the nine months ended September 30, 2025, the Company issued a total of 23,549,667 shares of common stock, as follows:

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

(ii) Series C Redeemable Convertible Preferred Stock

Holders of the Series C Preferred Stock are entitled to cumulative dividends in the amount of 24.95% per annum (adjustable up to 34.95% if a Trigger Event, as described in the COD for the Series Preferred Stock (the “Series C COD”) occurs, payable upon redemption, conversion, or maturity, and when, as and if declared by our board of directors in its discretion, provided that upon any redemption, conversion, or maturity, seven years of dividends are due and payable on such redeemed, converted or matured stock. The Series C Preferred Stock ranks senior to the common stock. Except as prohibited by applicable law or as set forth herein, the holders of shares of Series C Preferred Stock have the right to vote together with holders of Common Stock on all matters other than: (i) the election of directors; (ii) and any shareholder proposals, including proposals initiated by any holder of shares of Series C Preferred Stock), in each instance on an as-if converted basis, subject to the beneficial ownership limitation in the COD, even if there are insufficient shares of authorized Common Stock to fully convert the shares of Series C Preferred Stock.

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

February 2024 Agreement with Antilles Family Office, LLC

On or about February 15, 2024, the Company and Antilles entered into the February 2024 Antilles Agreement in relation to an amendment to the fifth amended and restated COD regarding its Series C Preferred Stock, as amended. Particularly, in exchange for the release and indemnity as provided for in the Agreement, Antilles agreed to certain amendments to the COD.  On February 21, 2024, the Company filed with the Secretary of State of Nevada an amendment to the COD (the “Amendment”), dated as of February 21, 2024 (the “Amendment Date”), pursuant to the Agreement, which amended the COD to (i) establish a floor price in connection with determining the Conversion Premium (as defined in the COD) associated with conversions of Series C Preferred Stock, (ii) confirm that the Company may make an early redemption of any outstanding Series C Preferred Stock provided that outstanding promissory notes in favor of the Investor or its affiliates (collectively, the “Notes”) are paid in full, and (iii) confirm that no additional conversion shares will be owed to the Investor if the Notes are paid in full and all then outstanding shares of Series C Preferred Stock have been redeemed.  Specifically, the Amendment provides that (i) beginning on the Amendment Date and thereafter, the Measuring Metric (as defined in the COD) will be the higher of (x) the volume weighted average price of the Common Stock on any Trading Day following the Issuance Date (as defined in the COD) of the Series C Preferred Stock and (y) $0.15, (ii) notwithstanding any other provision of the COD or any other document or agreement between the parties, the Company may make an early redemption pursuant to Section I.F.2 of the COD even though multiple Trigger Events (as defined in the COD) have occurred, subject to full repayment of any outstanding Notes, and (iii) if all outstanding Notes are paid in full and all then outstanding shares of Series C Preferred Stock are redeemed, the Investor will not thereafter deliver any Additional Notices (as defined in the COD) with respect to then already-converted shares of Series C Preferred Stock, and no additional Conversion Shares (as defined in the COD) will be owed to Antilles.

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

In April and June 2025, Antilles converted a total of 19 shares of Series C Preferred Stock in exchange for 16,904,261 shares of common stock. In June 2025, Antilles agreed to cancel the remaining 11 shares of Series C Preferred Stock and to waive its entitlement to any further True-Up shares due from prior conversions. Consequently, at September 30, 2025, no shares of Series C Preferred Stock remained outstanding and no True-Up shares remained to be issued.

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

The Purchase Price was paid by the Investor via payment of $5,000,000 in cash, and the execution and delivery of four Promissory Notes (each a “Series G Note” and collectively, the “Series G Notes”) from the Investor in favor of Company, each in the amount of $23,750,000 and payable by the Investor to the Company on March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022, respectively.

There are 2,636 shares of Series G Preferred Stock associated with each Series G Note, and the Investor may not convert the shares of preferred stock associated with each Series G Note into shares of common stock or sell any of the underlying shares of common stock unless that Series G Note is paid in full by the Investor.

The Company may in its sole discretion redeem the 2,636 shares of Series G Preferred Stock associated with each Series G Note by paying the Investor $1,375,000 as full consideration for such redemption. Also, the Investor may offset the then outstanding balance of each Series G Note against the 2,636 shares of Series G Preferred Stock associated with that Series G Note by electing to cancel the 2,636 shares as full consideration for cancellation of the Series G Note in the event of a breach or default of any of the transaction documents by the Company.

In 2022, the Company paid the Investor $2,750,000 and redeemed 5,272 shares of Series G Preferred Stock associated with the Series G Notes due March 31, 2022 and June 30, 2022, thereby canceling such Series G Notes and reducing the number of shares of Series G Preferred Stock outstanding from 10,544 to 5,272. The Investor may not convert any of the remaining shares of Series G Preferred Stock associated with any remaining Series G Note into shares of common stock or sell any of the underlying shares of common stock unless that Series G Note is paid in full by the Investor, and the Company may redeem the shares of Series G Preferred Stock associated with each Series G Note by paying the Investor $1,375,000 as full consideration for such redemption. As of September 30, 2025, none of the outstanding Series G Notes had been paid in full and thus the underlying shares were not convertible.

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

(c) Warrants The following table represents stock warrant activity as of and for the nine months ended September 30, 2025 and 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Warrants Outstanding – December 31, 2024	2,341,416	$0.86	2.55 years
Granted	200,000	0.15	1.58 years
Exercised	-	-	-
Forfeited/expired/cancelled	508,082	0.66	-

Warrants Outstanding – September 30, 2025	2,033,334	$0.83	2.26 years

Outstanding Exercisable – September 30, 2025	2,033,334	$0.83	2.26 years

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Warrants Outstanding – December 31, 2023	3,691,143	$0.66	2.62 years
Granted	-	-	-
Exercised	-	-	-
Forfeited/expired/cancelled	(1,049,727)	-	-

Warrants Outstanding – September 30, 2024	2,641,416	$0.21	2.60 years

Outstanding Exercisable – September 30, 2024	2,641,416	$0.21	2.60 years

During the nine months ended September 30, 2025, the Company issued a total of 200,000 warrants with an exercise price of $0.15 to a noteholder and to a consultant in connection with the issuance of $700,000 of promissory notes described in Note 10. The warrants expire two years from the date of issuance. The value of the warrants, determined using the Black-Scholes option pricing model, is included in stock-based compensation.

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

Information related to our reportable segments and our consolidated results for the three and nine months ended September 30, 2025 and 2024 is presented below.

	Three Months Ended September 30, 2025
	Power Generation	Other	Total
Loss from Operations is as follows:

Revenue	$-	$-	$-

Operating expenses
Cost of goods	-	-	-
General and administrative	-	583,411	583,411
Depreciation, depletion and amortization	-	77,807	77,807

Total operating expenses	-	661,218	661,218

Loss from operations	$-	$(661,218)	$(661,218)

Equity in earnings (losses) of unconsolidated entity	$(121,587)	$-	$(121,587)

Assets (at end of period)

Segment assets	$2,282,412	$17,443,783	$19,726,195
Corporate and unallocated assets			-

Total Consolidated Assets			$19,726,195

	Three Months Ended September 30, 2024
	Oil and Gas	Power Generation	Total
Loss from Operations is as follows:

Revenue	$2,858	$7,013,867	$7,016,725

Operating expenses
Cost of goods	-	4,962,370	4,962,370
Lease operating costs	-	-	-
General and administrative	652,628	3,107,858	3,760,486
Accretion - ARO	-	-	-
Depreciation, depletion and amortization	77,808	107,490	185,298

Total operating expenses	730,436	8,177,718	8,908,154

Loss from operations	$(727,578)	$(1,163,851)	$(1,891,429)

Assets (at end of period)

Segment assets	$631,161	$27,108,255	$27,739,416
Corporate and unallocated assets			20,670,044

Total Consolidated Assets			$48,409,460

	Nine Months Ended September 30, 2025
	Power Generation	Other	Total
Loss from Operations is as follows:

Revenue	$6,229,335	$-	$6,229,335

Operating expenses
Cost of goods	4,648,824	-	4,648,824
General and administrative	2,599,183	2,426,777	5,025,960
Share-based compensation	-	5,761	5,761
Depreciation, depletion and amortization	60,731	230,886	291,617

Total operating expenses	7,308,738	2,663,424	9,972,162

Loss from operations	$(1,079,403)	$(2,663,424)	$(3,742,827)

Equity in earnings of unconsolidated entity	$10,550	$-	$10,550

Assets (at end of period)

Segment assets	$2,282,412	$17,443,783	$19,726,195
Corporate and unallocated assets			-

Total Consolidated Assets			$19,726,195

	Nine Months Ended September 30, 2024
	Oil and Gas	Power Generation	Total
Loss from Operations is as follows:

Revenue	$97,357	$23,117,398	$23,214,755

Operating expenses
Cost of goods	-	16,637,568	16,637,568
Lease operating costs	22,352	-	22,352
General and administrative	3,144,693	8,845,517	11,990,210
Stock-based compensation	305,000	-	305,000
Accretion - ARO	536	-	536
Depreciation, depletion and amortization	277,354	319,073	596,427

Total operating expenses	3,749,935	25,802,158	29,552,093

Loss from operations	$(3,652,578)	$(2,684,760)	$(6,337,338)

Assets (at end of period)

Segment assets	$631,161	$27,108,255	$27,739,416
Corporate and unallocated assets			20,670,044

Total Consolidated Assets			$48,409,460

Note 15. Subsequent Events

The principal balance of the April 2025 promissory notes for $200,000 and $500,000 were each repaid prior to their due dates of October 31, 2025 and November 7, 2025, respectively.

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

Under the SSA, T&T agreed to (i) subscribe for 952 Class A Common Shares of Simson-Maxwell (the “Subscription Shares”) for an aggregate subscription price of approximately CAD $2.28 million; (ii) purchase 903 Class A Common Shares from Remora (the “Remora Shares”) for an agreed purchase price; and (iii) purchase 681 Class A Common Shares from Simmax (the “Simmax Shares”) for an agreed purchase price. T&T also agreed to provide up to CAD $3.0 million in additional working capital to Simson-Maxwell on closing or at such time as is reasonably required to meet the cash requirements of Simson-Maxwell, and to repay on or within a reasonable period following the closing amounts owing under Simson-Maxwell’s then outstanding senior secured credit facilities. T&T acquired the Subscription Shares by paying the subscription price in cash. T&T acquired the Remora Shares by paying approximately 3.5% of the purchase price in cash and issuing a promissory note for the remaining balance, maturing on December 1, 2025. T&T acquired the Simmax Shares by issuing a promissory note to Simmax, also maturing on December 1, 2025.

Following the closing of the transactions described above (collectively, the “Simson Share Transactions”), T&T and Viking are the only remaining shareholders of Simson-Maxwell. T&T owns 51% of Simson-Maxwell’s issued and outstanding Class A Common Shares, and Viking owns the remaining 49%. Viking did not sell or purchase any shares in connection with the Simson Share Transactions; however, Viking’s ownership decreased from approximately 60.5% to 49%. As a result of the reduction in Viking’s ownership interest and ceasing to have control over Simson-Maxwell, Camber no longer consolidates Simson-Maxwell’s financial results in its consolidated financial statements. The Company instead accounts for its investment in Simson-Maxwell under the equity method of accounting.

Viking also entered into a Unanimous Shareholders Agreement (the “USA”) on April 1, 2025 with T&T and Simson-Maxwell. The USA governs the ownership and management of Simson-Maxwell and provides that T&T is entitled to nominate two members to Simson-Maxwell’s board of directors, and Viking is entitled to nominate one member. The USA also contains a call and a put option. Under the call option, T&T has the option, exercisable at any time within the first 36 months, to purchase Viking’s 49% ownership interest for CAD $5.75 million (approximately $4.2 million). Under the put option, Viking has the option, exercisable at any time after 36 months, to require T&T to purchase Viking’s 49% ownership interest for CAD $7.75 million (approximately $5.7 million).

Clean Energy and Carbon-Capture System:

In August 2021, Viking entered into an Exclusive Intellectual Property License Agreement (the “IPLA”) with ESG Clean Energy, LLC (“ESG”), to utilize ESG’s patent rights and know-how related to stationary electric power generation and heat and carbon dioxide capture (the “ESG Clean Energy System”). The intellectual property licensed by Viking includes certain patents and/or patent applications, including the following:

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

The Company intends to sell, lease and/or sub-license the ESG Clean Energy System to third parties.

On August 13, 2025, Viking, ESG and Scuderi signed an Amendment to Exclusive Intellectual Property License Agreement pursuant to which Scuderi was added, effective as of such date, as an additional licensor or grantor, as applicable, under the IPLA, and was vested with all future rights and obligations of ESG thereunder, and Scuderi assumed all remaining duties, liabilities and benefits of ESG under the IPLA, to the same extent as ESG. Further, all general references to ESG in the IPLA are deemed to read ”ESG and Scuderi” and all provisions containing obligations of ESG are deemed to be obligations of ESG and Scuderi, jointly and severally. Scuderi is the owner of the intellectual property licensed to Viking by ESG.

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

Broken Conductor Protection Technologies:

In February 2022, Viking acquired a 51% interest in two entities, Viking Sentinel and Viking Protection, that own the intellectual property rights to patented and patent pending proprietary electric transmission and distribution broken conductor protection systems. On August 1, 2025, Viking acquired a 51% interest in Viking Distribution which owns the intellectual property rights to patented and patent pending proprietary electric distribution broken conductor protection systems.

The broken conductor protection systems are designed to detect a break in a transmission line, distribution line, or coupling failure, and to immediately terminate the power to the line before it reaches the ground. The technology is intended to increase public safety and reduce the risk of causing an incendiary event, and to be an integral component within grid hardening and stability initiatives by electric utilities to improve the resiliency and reliability of existing infrastructure.

A summary of the applicable patents, pending patents and/or patent applications associated with the intellectual property owned by Viking Sentinel, Viking Protection and/or Viking Distribution as at the date hereof is as follows:

Application #	Description	Application Filed	Notice of Allowance Received	Patent Issued
U.S. No. 17/672,422	Electric Transmission Line Ground Fault Prevention Methods Using Dual, High Sensitivity Monitoring	Yes	Yes	Yes
U.S. No. 17/693,504	Electric Transmission Line Ground Fault Prevention Systems Using Dual, High Sensitivity Monitoring	Yes	Yes	Yes
U.S. No. 17/821,651	Electric Transmission Line Ground Fault Prevention systems using dual parameter monitoring with high sensitivity relay devices in parallel with low sensitivity relay devices	Yes	Yes	Yes
U.S. No. 18/227,670	Electric Transmission Line Ground Fault Prevention Methods Using Multi-Parameter High Sensitivity Monitoring	Yes	Yes	Yes
U.S. No. 17/300,485	End of Line Protection with Trip-Signal Engaging	Yes	Yes	Yes
U.S. No. 17/628,545	End of Line Protection with Blocking	Yes	Yes	Yes
International Application No. PCT/US2024/010627	Electric Transmission Line Ground Fault Prevention Methods Using Multi-Parameter High Sensitivity Monitoring	Yes
US No. 18/064,152	Electric Distribution Line Ground Fault Prevention Systems Using Dual, High Sensitivity Monitoring With High Sensitivity Relay Devices	Yes	Yes	Yes
PCT INT’L Application PCT/US23/83181	Electric Distribution Line Ground Fault Prevention Systems Using Dual, High Sensitivity Monitoring With High Sensitivity Relay Devices	Yes
US No. 12,407,184 B2	Distribution Line Ground Fault Prevention With Blown Fuse Protection on Single Phase	Yes	Yes	Yes
US Application SN 18/920,865	Electric Distribution Line Ground Fault Prevention Device Using Dual Parameter High Sensitivity Monitoring Small Current Reduction With Small Increase in Negative Sequence Current	Yes	Yes

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

Going Concern Qualification

The Company’s condensed consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $(4,166,782) for the nine months ended September 30, 2025, as compared to a net loss of $(64,891,096) for the nine months ended September 30, 2024.

As of September 30, 2025, the Company had stockholders’ deficit of $(42,208,886), long-term debt, net of current, of $44,088,176 and a working capital deficiency of $(13,754,541). The largest components of current liabilities creating this working capital deficiency are accrued interest on notes payable to Discover Growth Fund, LLC (“Discover”) of $7,716,177, undistributed revenues and royalties of $1,637,251 and amounts due to AGD Advisory Group, Inc., a related party, of $1,395,000.

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

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the three and nine months ended September 30, 2025 and 2024, should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on May 12, 2025.

Liquidity and Capital Resources

Working Capital:	Nine Months Ended September 30,
	2025	2024

Current assets	$2,010,247	$16,319,840
Current liabilities	15,764,788	31,489,812
Working capital deficit	$(13,754,541)	$(15,169,972)

Cash Flows:	Nine Months Ended September 30,
	2025	2024

Net Cash Used in Operating Activities	$(1,999,727)	$(1,454,022)
Net Cash Provided by Investing Activities	21,196	138,546
Net Cash Provided by Financing Activities	2,154,529	860,831
Increase (decrease) in Cash during the Period	175,998	(454,645)
Cash and Cash Equivalents, beginning of period	114,648	906,060
Cash and Cash Equivalents, end of Period	$290,646	$451,415

Net cash used in in operating activities was $(1,999,727) during the nine months ended September 30, 2025, as compared to $(1,454,022) in the comparable period in 2024. The decrease of $(545,805) was due to a decrease of $(2,056,482) in cash flows from changes in operating assets and liabilities, partially offset by a decrease of $1,510,677 in cash operating losses.

Net cash flows from investing activities decreased to $21,196 during the nine months ended September 30, 2025, as compared to $138,546 in the comparable period in 2024. The decrease is due primarily to proceeds of $205,000 from the sale of oil and gas properties in 2024.

Net cash flows from financing activities increased to $2,154,529 during the nine months ended September 30, 2025, as compared to $860,831 in the comparable period in 2024. This increase is mainly due to an issuance of long-term debt and advances received from a related party, partially offset by a reduction in advances from bank credit facility, as compared to the prior year.

Three months ended September 30, 2025, compared to the three months ended September 30, 2024

Revenue

The Company had no revenues for the three months ended September 30, 2025, as compared to $7,016,725 for the three months ended September 30, 2024 due to the change in the Company’s method of accounting for Simson-Maxwell on April 1, 2025.

Expenses

The Company’s operating expenses decreased to $661,218 for the three-month period ended September 30, 2025, from $8,908,154 in the corresponding prior year three-month period primarily due to the change in accounting for Simson-Maxwell and an overall reduction in general and administrative expenses at Camber.

Loss from Operations

The Company generated a loss from operations for the three months ended September 30, 2025 of $(661,218), compared to  $(1,891,429) for the three months ended September 30, 2024.

Other Income (Expense)

The Company had other expense, net, of $(4,688,401) for the three months ended September 30, 2025, as compared to other expense, net, of $(32,902,161) for the three months ended September 30, 2024. The decrease was due primarily to the net impact of a goodwill impairment charge of $(34,860,411) and a change in fair value of derivative of $2,668,909 recorded in the prior year, and an impairment charge on intangible assets of $(3,728,011) in the current year.

Net Loss

The Company had a net loss of $(5,349,619) during the three-month period ended September 30, 2025, compared with a net loss of $(34,793,590) for the three-month period ended September 30, 2024.

Nine months ended September 30, 2025, compared to the nine months ended September 30, 2024

Revenue

The Company had gross revenues of $6,229,335 for the nine months ended September 30, 2025, as compared to $23,214,755 for the nine months ended September 30, 2024. The decrease compared to the prior year is due primarily to the change in the Company’s method of accounting for Simson-Maxwell on April 1, 2025.

Expenses

The Company’s operating expenses decreased to $9,972,162 for the nine-month period ended September 30, 2025, from $29,552,093 in the corresponding prior year nine-month period primarily due to the change in accounting for Simson-Maxwell  on April 1, 2025 and an overall reduction in general and administrative expenses at Camber.

Loss from Operations

The Company generated a loss from operations for the nine months ended September 30, 2025, of $(3,742,827), compared to  $(6,337,338) for the nine months ended September 30, 2024.

Other Income (Expense)

The Company had other expense, net, of $(423,955) for the nine months ended September 30, 2025, as compared to other expense, net, of $(58,553,758) for the nine months ended September 30, 2024. The decrease was due primarily to the net impact of: a gain of $6,169,824 recognized on the change in method of accounting for Simson-Maxwell in the current year; an impairment charge on intangible assets of $(3,728,011) in the current year; a change in fair value of derivative liability of $(18,573,289) in the prior year; and goodwill impairment of $(34,860,411) in the prior year.

Net Loss

The Company had a net loss of $(4,166,782) during the nine-month period ended September 30, 2025, compared with a net loss of $(64,891,096) for the nine-month period ended September 30, 2024.

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

Intangible Assets

Intangible assets include amounts capitalized for the Company’s license agreement with ESG as described in Note 1 to the financial statements.

With the acquisition of a 51% interest in Viking Ozone, Viking Sentinel, Viking Protection and Viking Distribution, as described in Note 7, the Company has aggregate intangible assets of $15,433,536. These assets have an indefinite life and are not being amortized.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures were not effective.

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

There were no changes in Internal Control Over Financial Reporting during the quarter ended September 30, 2025.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of commercial operations in the normal course of business. As of September 30, 2025, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2025, the Company did not issue any unregistered equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

10.1

Share Subscription Agreement, dated April 1, 2025, by and among Viking Energy Group, Inc., T&T Power Group Inc., Simson-Maxwell Ltd., Remora EQ LP, and Simmax Corp. (Filed as Exhibit 10.1 to Camber’s Current Report on Form 8-K, filed with the Commission on April 1, 2025 and incorporated herein by reference)

10.2

Unanimous Shareholders Agreement, dated April 1, 2025, by and among Simson-Maxwell Ltd., Viking Energy Group, Inc., and T&T Power Group Inc. (Filed as Exhibit 10.2 to Camber’s Current Report on Form 8-K, filed with the Commission on April 1, 2025 and incorporated herein by reference)

10.3

Agreement, dated April 7, 2025, by and among Camber Energy, Inc., Viking Energy Group, Inc., and FK Venture LLC. (Filed as Exhibit 10.1 to Camber’s Current Report on Form 8-K, filed with the Commission on April 8, 2025 and incorporated herein by reference)

10.4

Convertible Promissory Note, dated April 7, 2025, issued by Camber Energy, Inc. to FK Venture LLC. (Filed as Exhibit 10.2 to Camber’s Current Report on Form 8-K, filed with the Commission on April 8, 2025 and incorporated herein by reference)

10.5

Form of Promissory Note, dated April 29, 2025, issued by Viking Ozone Technology, LLC, a majority-owned subsidiary of Viking Energy Group, Inc. (a wholly-owned subsidiary of Camber Energy, Inc.). (Filed as Exhibit 10.1 to Camber’s Current Report on Form 8-K, filed with the Commission on May 5, 2025 and incorporated herein by reference)

10.6

Securities Purchase Agreement, by and between Viking Energy Group, Inc., and Milo Group, LLC, dated as of August 1, 2025. (Filed as Exhibit 10.1 to Camber’s Current Report on Form 8-K, filed with the Commission on August 6, 2025 and incorporated herein by reference)

10.7

Operating Agreement of Viking Distribution Solutions, LLC, by and between Viking Energy Group, Inc. and Milo Group, LLC, dated as of August 1, 2025. (Filed as Exhibit 10.2 to Camber’s Current Report on Form 8-K, filed with the Commission on August 6, 2025 and incorporated herein by reference)

10.8

Assignment Agreement by and between Milo Group LLC and Viking Distribution Solutions, LLC, dated as of August 1, 2025. (Filed as Exhibit 10.3 to Camber’s Current Report on Form 8-K, filed with the Commission on August 6, 2025 and incorporated herein by reference)

10.9

Amendment to Exclusive Intellectual Property License Agreement by and between Viking Energy Group, Inc., ESG Clean Energy, LLC and Scuderi Group, Inc., dated as of August 13, 2025. (Filed as Exhibit 10.1 to Camber’s Current Report on Form 8-K, filed with the Commission on August 14, 2025 and incorporated herein by reference)

10.10

Equipment Sales Agreement between Viking Ozone Technology, LLC and Box 03 International S.A., dated September 19, 2025. (Filed as Exhibit 10.1 to Camber’s Current Report on Form 8-K, filed with the Commission on September 22, 2025 and incorporated herein by reference)

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

CAMBER ENERGY, INC. (Registrant)

/s/ James Doris	Date: November 12, 2025
Principal Executive Officer

/s/ John McVicar	Date: November 12, 2025
Principal Financial and Accounting Officer

