Form 10-K
period 2025-12-31
CAMBER ENERGY, INC.
filed 2026-03-30
CIK 1309082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

As of June 30, 2025 (the date of the registrant’s most recently completed second quarter), the aggregate market value of the shares of the registrant’s common equity held by non-affiliates was approximately $7,936,585 using the June 30, 2025 closing price of the registrant’s common stock of $0.03 per share on such date. Shares of the registrant’s common stock held by each executive officer and director and by each person who beneficially owns 10 percent or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be “affiliates” of the registrant for purposes of the above calculation. This determination of affiliate status is not a conclusive determination for other purposes.

There were 281,686,525 shares of the registrant’s common stock outstanding as of March 30, 2026.

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

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “Camber,” “Camber Energy” and “Camber Energy, Inc.” refer specifically to Camber Energy, Inc., and: its wholly-owned subsidiary Viking Energy Group, Inc. (“Viking”); the wholly-owned subsidiary of Viking (Petrodome Energy, LLC); the majority-owned subsidiaries of Viking (Viking Ozone Technology, LLC, Viking Protection Systems, LLC, Viking Distribution Solutions, LLC, and Viking Sentinel Technology, LLC), and; the minority-owned subsidiary of Viking (Simson-Maxwell Ltd.).

In addition, unless the context otherwise requires and for the purposes of this Report only:

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

•	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and

•	“Securities Act” refers to the Securities Act of 1933, as amended.

 PART I

ITEM 1. BUSINESS.

Camber is a growth-oriented diversified company with interests in innovative, industry-changing or industry-leading technologies, as well as an interest in a company that provides custom energy and power solutions to commercial and industrial clients in North America. Our existing portfolio of innovative technologies includes: (i) a majority interest in an entity with intellectual property rights to a fully developed, patented, proprietary medical and bio-hazard waste treatment system using ozone technology; and (ii) a majority interest in entities with the intellectual property rights to fully developed, patented and patent pending, proprietary electric transmission and distribution broken conductor protection systems, and a license to a patented clean energy and carbon-capture system with exclusivity in Canada and for multiple locations in the United States.

Our interest in the custom energy and power solutions industry consists of a forty-nine percent interest in Simson-Maxwell Ltd. (“Simson-Maxwell”), a Canadian corporation.

We are also exploring other energy-related opportunities and/or technologies which are currently generating revenue, or have a reasonable prospect of generating revenue within a reasonable period of time.

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

In November, 2025, Viking Ozone was advised that its flagship VKIN-300 medical and bio-hazardous waste pre-treatment unit (the “VKIN-300 Unit”) passed the acceptance review by Laboratoire national de métrologie et d’essais (“LNE”) in France to obtain official certification of compliance with French Standard NFX 30-503, regarded as one of the world’s strictest standards for waste decontamination equipment. On or about November, 7, 2025, the LNE confirmed that Viking Ozone’s application for a certificate of conformity for the VKIN 300 pretreatment unit is complete, satisfactory, and compliant with the requirements of standard NF X 20-703-1 of April 2024, and that formal attestation of conformity under the French decree Arrêté du 20 avril 2017 (Ministry of Social Affairs & Health, relating to pretreatment by disinfection of regulated medical care waste – DASRI) is expected to be issued once the decree is updated to reference French Standard NFX 30-503 and LNE’s own certification framework is amended accordingly. Given the conclusion of the evaluation report received from the LNE it is likely the certification will be obtained but there are no assurances of such result.

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

A summary of the applicable patents, pending patents and/or patent applications associated with the intellectual property owned by Viking Sentinel, Viking Protection and/or Viking Distribution as at the date hereof is as follows:

Application #	Description	Application Filed	Notice of Allowance Received	Patent Issued
U.S. No. 17/672,422	Electric Transmission Line Ground Fault Prevention Methods Using Dual, High Sensitivity Monitoring	Yes	Yes	Yes
U.S. No. 17/693,504	Electric Transmission Line Ground Fault Prevention Systems Using Dual, High Sensitivity Monitoring	Yes	Yes	Yes
U.S. No. 17/821,651	Electric Transmission Line Ground Fault Prevention systems using dual parameter monitoring with high sensitivity relay devices in parallel with low sensitivity relay devices	Yes	Yes	Yes
U.S. No. 18/227,670	Electric Transmission Line Ground Fault Prevention Methods Using Multi-Parameter High Sensitivity Monitoring	Yes	Yes	Yes
U.S. No. 17/300,485	End of Line Protection with Trip-Signal Engaging	Yes	Yes	Yes
U.S. No. 17/628,545	End of Line Protection with Blocking	Yes	Yes	Yes
International Application No. PCT/US2024/010627	Electric Transmission Line Ground Fault Prevention Methods Using Multi-Parameter High Sensitivity Monitoring	Yes
US No. 18/064,152	Electric Distribution Line Ground Fault Prevention Systems Using Dual, High Sensitivity Monitoring With High Sensitivity Relay Devices	Yes	Yes	Yes
PCT INT’L Application PCT/US23/83181	Electric Distribution Line Ground Fault Prevention Systems Using Dual, High Sensitivity Monitoring With High Sensitivity Relay Devices	Yes
US No. 12,407,184 B2	Distribution Line Ground Fault Prevention With Blown Fuse Protection on Single Phase	Yes	Yes	Yes
US Application SN 18/920,865	Electric Distribution Line Ground Fault Prevention Device Using Dual Parameter High Sensitivity Monitoring Small Current Reduction With Small Increase in Negative Sequence Current	Yes	Yes	Yes
US Application 19/362,887	Electric Distribution Line Ground Fault Prevention Systems Using Dual Parameter High Sensitivity Relay	Yes

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

On August 13, 2025, Viking, ESG and Scuderi Group, Inc. (“Scuderi”) signed an Amendment to the IPLA pursuant to which Scuderi was added, effective as of such date, as an additional licensor or grantor, as applicable, under the IPLA, and was vested with all future rights and obligations of ESG thereunder, and Scuderi assumed all remaining duties, liabilities and benefits of ESG under the IPLA, to the same extent as ESG. Further, all general references to ESG in the IPLA are deemed to read “ESG and Scuderi” and all provisions containing obligations of ESG are deemed to be obligations of ESG and Scuderi, jointly and severally. Scuderi is the owner of the intellectual property licensed to Viking by ESG.

In July 2025, ESG filed a voluntary bankruptcy petition under Chapter 11 with the Massachusetts Bankruptcy Court. At the time of filing, ESG had not yet constructed and put into commercial operation the carbon capture or water removal systems at its power generation facility in Massachusetts. There is currently significant uncertainty as to whether ESG and/or Scuderi will be able to fully complete and commercialize its technology, which is necessary for the Company to market the technology and practically benefit from rights and entitlements under the license.

Custom Energy and Power Solutions:

On August 6, 2021, Viking acquired approximately 60.5% of the issued and outstanding shares of Simson-Maxwell Ltd., a Canadian federal corporation, for $7,958,159 in cash. Simson-Maxwell manufactures and supplies power generation products, services and custom energy solutions. Simson-Maxwell provides commercial and industrial clients with efficient, flexible, environmentally responsible and clean-tech energy systems involving a wide variety of products, including CHP (combined heat and power), tier 4 final diesel and natural gas industrial engines, solar, wind and storage. Simson-Maxwell also designs and assembles a complete line of electrical control equipment including switch gear, synchronization and paralleling gear, distribution, Bi-Fuel and complete power generation production controls. Operating for over 80 years, Simson-Maxwell’s branches assist with servicing a large number of existing maintenance arrangements and meeting the energy and power-solution demands of the Company’s other customers.

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

Following the closing of the transactions described above (collectively, the “Simson Share Transactions”), T&T and Viking are the only remaining shareholders of Simson-Maxwell. T&T owns 51% of Simson-Maxwell’s issued and outstanding Class A Common Shares, and Viking owns the remaining 49%. Viking did not sell or purchase any shares in connection with the Simson Share Transactions; however, Viking’s ownership decreased from approximately 60.5% to 49%. As a result of the reduction in Viking’s ownership interest and ceasing to have control over Simson-Maxwell, Camber no longer consolidates Simson-Maxwell’s financial results in its consolidated financial statements. The Company instead accounts for its investment in Simson-Maxwell at fair value.

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

Promissory Notes

Between December 11th, 2020 and December 24, 2021, the Company executed and delivered the following Secured Promissory Notes in favor of Discover Growth Fund, LLC (“Discover”):

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

On April 7, 2025, the Company issued a convertible promissory note in favor of FK Venture, LLC (“FK Venture”) in the amount of $1,200,000. The note bears interest at a rate of 10% per annum and matures on September 30, 2026. At any time prior to the maturity date, FK Venture may elect to convert the outstanding principal and any accrued interest into shares of the Company’s common stock at a fixed conversion price of $0.15 per share.

Industry Segments

The Company operates as one reportable segment. Prior to 2025, the Company had two reportable segments: Power Generation and Oil and Gas. However, following the reduction of the Company’s ownership interest in Simson-Maxwell during 2025 and the disposal of the Company’s remaining oil and gas assets in 2024, the Company now operates as a single reporting segment.

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer, who reviews financial information presented on a consolidated basis. Subsequent to the reduction of the Company’s ownership interest in Simson-Maxwell during 2025, the Company does not generate any revenues. Performance is evaluated and resources are allocated based upon the progress and projected financial requirements to advance each of the Company’s investments towards commercialization.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported under “Part II - Item 9A. Controls and Procedures”, as of December 31, 2025, our CEO and CFO have determined that our disclosure controls and procedures were not effective, and such disclosure controls and procedures have not been deemed effective since approximately September 30, 2017. Separately, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 and determined that such internal control over financial reporting was not effective as a result of such assessment.

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

We have authorized capital stock consisting of 500,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2025, Camber had (i) 281,686,525 shares of common stock outstanding; (ii) 28,092 designated Series A Convertible Preferred Stock (“Series A Preferred Stock”), 28,092 of which were outstanding; (iii) 5,200 designated shares of Series C Preferred Stock, 0 of which were outstanding; (iv) 25,000 designated shares of Series G Redeemable Convertible Preferred Stock (“Series G Preferred Stock”), 5,272 of which were outstanding, and; (v) 2,075 designated Series H Convertible Preferred Stock (“Series H Preferred Stock”), 0 of which were outstanding (each as described in greater detail in “Exhibit 4.1 – Description of Securities of the Registrant”). As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without stockholder approval, which if issued could cause substantial dilution to our then stockholders. Shares of additional preferred stock may also be issued by our Board of Directors without stockholder approval, with voting powers and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding. As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have majority voting power over our shares, provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock stockholders and/or have other rights and preferences greater than those of our common stock stockholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing stockholders. Additionally, the dilutive effect of any preferred stock which we may issue may be exacerbated given the fact that such preferred stock may have super voting rights and/or other rights or preferences which could provide the preferred stockholders with substantial voting control over us subsequent to the date of this filing and/or give those holders the power to prevent or cause a change in control. As a result, the issuance of shares of common stock and/or Preferred Stock may cause the value of our securities to decrease and/or become worthless.

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

ITEM 1C. CYBERSECURITY.

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

ITEM 2. PROPERTIES.

The Company’s head office is located at 12 Greenway Plaza, Suite 1100, Houston, Texas 77046.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, the Company may be involved in litigation relating to claims arising out of commercial operations in the normal course of business. As of December 31, 2025, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTC Markets under the symbol “CEIN”.

Holders

As of March 30, 2026, there were approximately 94,516 record holders of our common stock.

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

Issuer Purchases of Equity Securities

None.

Sales of Unregistered Securities

There have been no sales of unregistered securities during the year ended December 31, 2025, which have not previously been disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

ITEM 6. [RESERVED].

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

PLAN OF OPERATIONS

Overview

Camber is a growth-oriented diversified company with interests in innovative, industry-changing or industry-leading technologies, as well as an interest in a company that provides custom energy and power solutions to commercial and industrial clients in North America. Our existing portfolio of innovative technologies includes: (i) a majority interest in an entity with intellectual property rights to a fully developed, patented, proprietary medical and bio-hazard waste treatment system using ozone technology; and (ii) a majority interest in entities with the intellectual property rights to fully developed, patented and patent pending, proprietary electric transmission and distribution broken conductor protection systems, and a license to a patented clean energy and carbon-capture system with exclusivity in Canada and for multiple locations in the United States.

Our interest in the custom energy and power solutions industry consists of a forty-nine percent interest in Simson-Maxwell Ltd., a Canadian corporation.

We are also exploring other energy-related opportunities and/or technologies which are currently generating revenue, or have a reasonable prospect of generating revenue within a reasonable period of time.

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

In November, 2025, Viking Ozone was advised that its flagship VKIN-300 medical and bio-hazardous waste pre-treatment unit (the “VKIN-300 Unit”) passed the acceptance review by Laboratoire national de métrologie et d’essais (“LNE”) in France to obtain official certification of compliance with French Standard NFX 30-503, regarded as one of the world’s strictest standards for waste decontamination equipment. On or about November, 7, 2025, the LNE confirmed that Viking Ozone’s application for a certificate of conformity for the VKIN 300 pretreatment unit is complete, satisfactory, and compliant with the requirements of standard NF X 20-703-1 of April 2024, and that formal attestation of conformity under the French decree Arrêté du 20 avril 2017 (Ministry of Social Affairs & Health, relating to pretreatment by disinfection of regulated medical care waste – DASRI) is expected to be issued once the decree is updated to reference French Standard NFX 30-503 and LNE’s own certification framework is amended accordingly. Given the conclusion of the evaluation report received from the LNE it is likely the certification will be obtained but there are no assurances of such result.

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

A summary of the applicable patents, pending patents and/or patent applications associated with the intellectual property owned by Viking Sentinel, Viking Protection and/or Viking Distribution as at the date hereof is as follows:

Application #	Description	Application Filed	Notice of Allowance Received	Patent Issued
U.S. No. 17/672,422	Electric Transmission Line Ground Fault Prevention Methods Using Dual, High Sensitivity Monitoring	Yes	Yes	Yes
U.S. No. 17/693,504	Electric Transmission Line Ground Fault Prevention Systems Using Dual, High Sensitivity Monitoring	Yes	Yes	Yes
U.S. No. 17/821,651	Electric Transmission Line Ground Fault Prevention systems using dual parameter monitoring with high sensitivity relay devices in parallel with low sensitivity relay devices	Yes	Yes	Yes
U.S. No. 18/227,670	Electric Transmission Line Ground Fault Prevention Methods Using Multi-Parameter High Sensitivity Monitoring	Yes	Yes	Yes
U.S. No. 17/300,485	End of Line Protection with Trip-Signal Engaging	Yes	Yes	Yes
U.S. No. 17/628,545	End of Line Protection with Blocking	Yes	Yes	Yes
International Application No. PCT/US2024/010627	Electric Transmission Line Ground Fault Prevention Methods Using Multi-Parameter High Sensitivity Monitoring	Yes
US No. 18/064,152	Electric Distribution Line Ground Fault Prevention Systems Using Dual, High Sensitivity Monitoring With High Sensitivity Relay Devices	Yes	Yes	Yes
PCT INT’L Application PCT/US23/83181	Electric Distribution Line Ground Fault Prevention Systems Using Dual, High Sensitivity Monitoring With High Sensitivity Relay Devices	Yes
US No. 12,407,184 B2	Distribution Line Ground Fault Prevention With Blown Fuse Protection on Single Phase	Yes	Yes	Yes
US Application SN 18/920,865	Electric Distribution Line Ground Fault Prevention Device Using Dual Parameter High Sensitivity Monitoring Small Current Reduction With Small Increase in Negative Sequence Current	Yes	Yes	Yes
US Application 19/362,887	Electric Distribution Line Ground Fault Prevention Systems Using Dual Parameter High Sensitivity Relay	Yes

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

On August 13, 2025, Viking, ESG and Scuderi Group, Inc. signed an Amendment to the IPLA pursuant to which Scuderi was added, effective as of such date, as an additional licensor or grantor, as applicable, under the IPLA, and was vested with all future rights and obligations of ESG thereunder, and Scuderi assumed all remaining duties, liabilities and benefits of ESG under the IPLA, to the same extent as ESG. Further, all general references to ESG in the IPLA are deemed to read “ESG and Scuderi” and all provisions containing obligations of ESG are deemed to be obligations of ESG and Scuderi, jointly and severally. Scuderi is the owner of the intellectual property licensed to Viking by ESG.

In July 2025, ESG filed a voluntary bankruptcy petition under Chapter 11 with the Massachusetts Bankruptcy Court. At the time of filing, ESG had not yet constructed and put into commercial operation the carbon capture or water removal systems at its power generation facility in Massachusetts. There is currently significant uncertainty as to whether ESG and/or Scuderi will be able to fully complete and commercialize its technology, which is necessary for the Company to market the technology and practically benefit from rights and entitlements under the license.

Custom Energy and Power Solutions:

On August 6, 2021, Viking acquired approximately 60.5% of the issued and outstanding shares of Simson-Maxwell Ltd., a Canadian federal corporation, for $7,958,159 in cash. Simson-Maxwell manufactures and supplies power generation products, services and custom energy solutions. Simson-Maxwell provides commercial and industrial clients with efficient, flexible, environmentally responsible and clean-tech energy systems involving a wide variety of products, including CHP (combined heat and power), tier 4 final diesel and natural gas industrial engines, solar, wind and storage. Simson-Maxwell also designs and assembles a complete line of electrical control equipment including switch gear, synchronization and paralleling gear, distribution, Bi-Fuel and complete power generation production controls. Operating for over 80 years, Simson-Maxwell’s branches assist with servicing a large number of existing maintenance arrangements and meeting the energy and power-solution demands of the Company’s other customers.

On April 1, 2025, Viking entered into a Share Subscription Agreement with T&T Power Group Inc., Remora EQ LP, Simmax Corp., and Simson-Maxwell. The SSA relates to a restructuring of the ownership of Simson-Maxwell that resulted in Camber ceasing to have a controlling interest in Simson-Maxwell.

Under the SSA, T&T agreed to (i) subscribe for 952 Class A Common Shares of Simson-Maxwell for an aggregate subscription price of approximately CAD $2.28 million; (ii) purchase 903 Class A Common Shares from Remora for an agreed purchase price; and (iii) purchase 681 Class A Common Shares from Simmax for an agreed purchase price. T&T also agreed to provide up to CAD $3.0 million in additional working capital to Simson-Maxwell on closing or at such time as is reasonably required to meet the cash requirements of Simson-Maxwell, and to repay on or within a reasonable period following the closing amounts owing under Simson-Maxwell’s then outstanding senior secured credit facilities. T&T acquired the Subscription Shares by paying the subscription price in cash. T&T acquired the Remora Shares by paying approximately 3.5% of the purchase price in cash and issuing a promissory note for the remaining balance, maturing on December 1, 2025. T&T acquired the Simmax Shares by issuing a promissory note to Simmax, also maturing on December 1, 2025.

Following the closing of the transactions described above, T&T and Viking are the only remaining shareholders of Simson-Maxwell. T&T owns 51% of Simson-Maxwell’s issued and outstanding Class A Common Shares, and Viking owns the remaining 49%. Viking did not sell or purchase any shares in connection with the Simson Share Transactions; however, Viking’s ownership decreased from approximately 60.5% to 49%. As a result of the reduction in Viking’s ownership interest and ceasing to have control over Simson-Maxwell, Camber no longer consolidates Simson-Maxwell’s financial results in its consolidated financial statements. The Company instead accounts for its investment in Simson-Maxwell at fair value.

Viking also entered into a Unanimous Shareholders Agreement on April 1, 2025 with T&T and Simson-Maxwell. The USA governs the ownership and management of Simson-Maxwell and provides that T&T is entitled to nominate two members to Simson-Maxwell’s board of directors, and Viking is entitled to nominate one member. The USA also contains a call and a put option. Under the call option, T&T has the option, exercisable at any time within the first 36 months, to purchase Viking’s 49% ownership interest for CAD $5.75 million (approximately $4.2 million). Under the put option, Viking has the option, exercisable at any time after 36 months, to require T&T to purchase Viking’s 49% ownership interest for CAD $7.75 million (approximately $5.7 million).

Going Concern Qualification

The Company’s consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $5,326,618 for the year ended December 31, 2025, as compared to a net loss of $70,259,894 for the year ended December 31, 2024. The loss for the year ended December 31, 2025, was comprised of, among other things, certain non-cash items, including: (i) impairment of intangible assets of $3,728,011; (ii) amortization of debt discount of $3,217,568; (iii) depreciation, depletion and amortization of $291,617, and; (iv) a gain on the partial disposal of interest in subsidiary of $6,169,824.

As of December 31, 2025, the Company had stockholders’ deficit of $43,368,722, long-term debt, net of current, of $43,698,407 and a working capital deficiency of $15,845,860. The largest components of current liabilities creating this working capital deficiency was accrued interest on note payable to Discover of $8,099,682, amounts due to related parties of $1,338,330, related party accounts payable of $1,810,000 and current portion of long-term debt of $1,202,956.

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

Liquidity and Capital Resources

	Years Ended December 31,
Working Capital:	2025	2024

Current assets	$1,581,798	$13,679,377
Current liabilities	17,427,658	31,335,187
Working capital deficit	$(15,845,860)	$(17,655,810)

	Years Ended December 31,
Cash Flows:	2025	2024

Net cash used in operating activities	$(2,325,462)	$(1,468,439)
Net cash provided by investing activities	316,533	150,704
Net cash provided by financing activities	2,173,806	526,323
Increase (decrease) in cash during the period	164,877	(791,412)
Cash and cash equivalents, beginning of period	114,648	906,060
Cash and cash equivalents, end of period	$279,525	$114,648

Net cash used in operating activities increased to $(2,325,462) during the year ended December 31, 2025, as compared to $(1,468,439) in the comparable period in 2024. Net cash provided by changes in operating assets and liabilities declined by approximately $3.2 million. This was partially offset by a reduction of approximately $2.3 million in cash operating losses. Both of these changes as compared to the prior year were primarily the result of the deconsolidation of Simson-Maxwell on April 1, 2025.

Net cash flows from investing activities increased to $316,533 during the year ended December 31, 2025, as compared to $150,704 in the comparable period in 2024. This increase was due to payments received on notes receivable during the year and a reduction in fixed asset acquisitions as compared to the prior year, partially offset by the proceeds on the sale of oil and gas properties recorded in the prior year.

Net cash from financing activities increased to $2,173,806 during the year ended December 31, 2025, as compared to $526,323 in the comparable period in 2024. This increase was mainly due to increases in net proceeds from the issuance of long-term debt and advances from related parties. This was partially offset by a higher net repayment, and subsequent deconsolidation, of Simson-Maxwell’s bank facility during the year.

The Company operates as one reportable segment. The Company’s chief operating decision maker is the Chief Executive Officer, who reviews financial information presented on a consolidated basis. Performance is evaluated and resources allocated based upon the progress and projected financial requirements to advance each technology towards commercialization.

Summary information on our consolidated results for the years ended December 31, 2025 and 2024 is presented below.

	Years Ended December 31,
	2025	2024

Revenue	$6,229,335	$28,610,567
Operating expenses	14,176,204	39,793,711
Loss from operations	(7,946,869)	(11,183,144)
Other income (expense)	2,620,251	(59,076,750)
Net loss before income taxes	(5,326,618)	(70,259,894)
Net loss	$(5,326,618)	$(70,259,894)

Revenue

The Company consolidated the revenues of Simon-Maxwell up to March 31, 2025, after which the Company deconsolidated Simson-Maxwell and began accounting for its investment in Simson-Maxwell at fair value. The Company did not generate revenues from any other sources in 2025. The significant decrease in revenues in 2025 as compared to the prior year reflects the impact of the deconsolidation of Simson-Maxwell effective April 1, 2025.

Operating expenses

The significant decrease in operating expenses in 2025 as compared to the prior year reflects the impact of the deconsolidation of Simson-Maxwell effective April 1, 2025, which reduced cost of goods sold, general and administrative expenses and depreciation expenses by approximately $16.0 million, $9.0 million and $0.5 million, respectively, as compared to the prior year.

Excluding Simson-Maxwell, operating expenses were relatively flat compared to the prior year. General and administrative expenses decreased by approximately $1.1 million, to $3.0 million, as compared to the prior year, driven by lower expenses for legal, insurance, consulting and public company-related costs. This was offset by an increase of $1.4 million in impairment expense related to intangible assets.

Loss from Operations

The loss from operations decreased by $3.2 million in 2025 as compared to the prior year. This reduction was due almost entirely to the deconsolidation of Simson-Maxwell. The operating loss from the rest of Camber’s business was relatively flat compared to the prior period.

Other Income and Expense

The Company recorded other income of $2.6 million in 2025, driven primarily by the gain of $6.2 million recognized on the partial disposition of its investment in Simson-Maxwell, less interest expense and amortization of debt discount. In the prior year, the Company recorded other expense of ($59.1) million, consisting primarily of goodwill impairment of ($34.9) million and change in fair value of derivative liability of ($18.3) million, plus additional expenses for interest, amortization of debt discount, loss on extinguishment of debt and loss on disposal of oil and gas assets.

Net Loss

The Company’s net loss of $5.3 million was approximately $65.0 million lower than the prior year, primarily as a result of the change in other income and expense described above.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in conformity with U.S. GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the consolidated financial statements are prepared and actual results could differ from our estimates and such differences could be material. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our consolidated financial statements, as well as the sufficiency of the disclosures pertaining to our accounting policies in the footnotes accompanying our consolidated financial statements. Described below are the most significant policies we apply in preparing our consolidated financial statements, some of which are subject to alternative treatments under GAAP. We also describe the most significant estimates and assumptions we make in applying these policies. See “Note 3 - Summary of Significant Accounting Policies” to our consolidated financial statements.

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

Intangible Assets

Intangible assets include the Company’s investments in Viking Ozone, Viking Sentinel, Viking Protection and Viking Distribution, and the Company’s license agreement with ESG. The license agreement was being amortized over 16 years. The other intangible assets have an indefinite life and are not being amortized.

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

Investment in Unconsolidated Entity

The Company accounted for its non-controlling interest in Simson-Maxwell, an unconsolidated entity, under the equity method of accounting from April 1 through September 30, 2025. During the quarter ended December 31, 2025, the Company determined that it was not able to exercise significant influence over this investment and as a result, beginning with the quarter ended December 31, 2025, accounts for this investment at fair value. Under the fair value method, the Company adjusts the carrying value of its investment for changes in fair value and records the amount of the change in fair value in the consolidated statement of operations.

Revenue Recognition

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

Service and Repairs

Service and repairs are generally performed on customer owned equipment and billed based on labor hours incurred. Each repair is considered a performance obligation. As a result of control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation, generally using the cost-to-cost measure of progress for service work because the customer controls the asset as it is being serviced. Most service and repairs are completed in one or two days.

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

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Your Vision Our Focus

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Camber Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Camber Energy, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes to consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the financial statements, the Company expects to continue incurring operating losses and generating negative cash flows from operations for the foreseeable future. Additionally, the Company has a significant working capital deficiency, accumulated deficit and net loss for the year. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Intangible Asset Impairment

Refer to Note 3, Summary of Significant Accounting Policies – Intangible Assets, and Note 6, Intangible Assets, to the financial statements.

Critical Audit Matter Description

The Company’s evaluation of long-lived intangible assets for impairment involves the comparison of the fair value of each asset to its carrying value. The Company estimates fair value primarily using the income approach, which is based on the present value of estimated future cash flows attributable to the respective assets. This requires management to make significant estimates and assumptions related to forecasts of future revenues, operating margins, cash flows (including growth rates beyond the explicit forecast period), royalty rates (where applicable), and discount rates (weighted-average cost of capital). Changes in these assumptions could have a material impact on either the fair value determination or the amount of any impairment charge.

During the year, the Company performed its annual impairment assessments as of December 31, 2025, and also performed interim quantitative impairment tests due to identified triggering events, e.g., adverse changes in market conditions, increased competition, reduced cash flows, or macroeconomic factors. The estimated fair value of the ESG Clean Energy license was determined to be zero, resulting in an impairment charge of approximately $3.7 million. The estimated fair value of the Other intangibles – Variable Interest Entities were determined to be in excess of their carrying values, resulting in no impairment charges.

We identified the Company’s impairment evaluations of long-lived intangible assets as a critical audit matter because of significant judgments made by management to estimate the fair values of the assets. A high degree of auditor judgment and an increased extent of effort was required when performing audit procedures to evaluate the reasonableness of management’s forecasts, growth rates, royalty rates, discount rates, and fair-value allocations.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s impairment evaluations included the following:

-	We evaluated management’s ability to accurately forecast revenues, margins, and cash flows by comparing actual results to management’s historical forecasts.

-	We evaluated the reasonableness of management’s forecasts of revenues, operating margins, and cash flows by comparing them to:

i.	Historical results;

ii.	Underlying business strategies and growth plans;

iii.	Internal communications to management and the Board of Directors;

iv.	Forecasted information included in Company press releases, earnings calls, and analyst and industry reports for the Company and peer companies.

-	We evaluated the reasonableness of the valuation methodologies, growth rates, royalty rates, discount rates, and fair-value allocations by:

i.	Testing the source information underlying the determination of those assumptions and the mathematical accuracy of the calculations;

ii.	Developing a range of independent estimates for the discount rates and terminal growth rates and comparing those ranges to the rates selected by management;

iii.	Performing sensitivity analyses over the significant assumptions to assess the potential impact on the fair value conclusions.

-

We also assessed the appropriateness of the Company’s disclosures related to the impairment assessments, including the key assumptions and the sensitivity of the fair value measurements to changes in those assumptions.

Accounting for Investment in Simson-Maxwell Ltd. – Deconsolidation, Equity Method Accounting, and Subsequent Change to Fair Value

Refer to Note 3, Summary of Significant Accounting Policies - Investment in Unconsolidated Entity, and Note 4, Investment in Simson-Maxwell, to the financial statements.

Critical Audit Matter Description

During the year, the Company’s ownership interest in Simson-Maxwell Ltd. (“Simson-Maxwell”) decreased below 50% due to an external dilution of the Company’s equity interest in Simson-Maxwell on April 1, 2025, resulting in the loss of a controlling financial interest. The Company deconsolidated Simson-Maxwell effective April 1, 2025 and recognized a gain on deconsolidation of approximately $6.2 million, calculated based on the fair value of the retained interest at the date control was lost. For the portion of the year following deconsolidation through September 30, 2025, the retained interest was accounted for under the equity method of accounting because the Company determined it continued to exercise significant influence over the investee (primarily through board representation and other participatory rights).

During the quarter ended December 31, 2025, management concluded that significant influence was no longer present, at which point the investment was remeasured to fair value and subsequently accounted for as an equity security under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 321, Investments – Equity Securities, with changes in fair value recognized in operations.

We identified the accounting for the changes in the Company’s investment in Simson-Maxwell (including the deconsolidation, application of the equity method for a portion of the year, determination of the date when significant influence was lost, and the related fair value measurements) as a critical audit matter. This was due to the significant judgments required by management in (1) assessing the date when control was lost, (2) evaluating qualitative and quantitative factors to determine the presence or absence of significant influence, and (3) estimating the fair value of the retained interest at both the deconsolidation date and the date significant influence ceased. These judgments involved complex considerations under ASC 810, Consolidation, and ASC 323, Investments—Equity Method and Joint Ventures, including analysis of governance documents, board rights, contractual arrangements, and market data. A high degree of auditor judgment and an increased extent of effort was required when performing audit procedures to evaluate the appropriateness of the accounting conclusions and the reasonableness of the fair value determinations.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s accounting for the investment in Simson-Maxwell included the following:

-

We evaluated management’s determination of the deconsolidation date, and the date significant influence was lost by reviewing relevant governance documents, board minutes, contractual agreements, ownership percentages, and other evidence of the Company’s ability to exercise control or significant influence.

-

We evaluated the Company’s calculation of the gain on deconsolidation, including the remeasurement of the retained interest to fair value at the deconsolidation date, by testing the underlying data and assumptions used in the valuation.

-	We evaluated the reasonableness of the fair value measurements (at both the deconsolidation date and the date significant influence was lost) by:

i.	Testing the source information and mathematical accuracy of the calculations;

ii.

Assessing the appropriateness of the valuation methodologies (e.g., present value of the call option included in the Shareholder Agreement between the Company and T&T Power) and significant assumptions (e.g., discount rates or other unobservable inputs);

iii.	Developing independent ranges for key assumptions and comparing them to those selected by management; and

iv.	Performing sensitivity analyses to assess the impact of changes in assumptions on the fair value conclusions.

-

We assessed the appropriateness of the subsequent accounting (equity method followed by fair value accounting) and the related disclosures, including the nature of the changes and the amounts recognized in the financial statements.

/s/ Turner, Stone & Company, L.L.P.

Turner, Stone & Company, L.L.P.

We have served as the Company’s auditor since 2019.

Dallas, Texas

March 30, 2026

CAMBER ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$279,525	$114,648
Accounts receivable, net	-	4,735,983
Inventory, net	901,449	8,652,417
Prepaids and other current assets	57,850	176,329
Note receivable from related party	342,974	-
Total current assets	1,581,798	13,679,377

Fixed assets, net	-	1,436,844
Right of use assets, net	-	7,490,607
ESG Clean Energy license, net	-	3,958,897
Other intangibles - Variable Interest Entities	15,433,536	15,433,340
Investment in Simson-Maxwell	2,824,126	-
Due from related parties	-	320,978
TOTAL ASSETS	$19,839,460	$42,320,043

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,462,418	$9,473,123
Accrued expenses and other current liabilities	8,786,703	9,208,367
Customer deposits	-	3,924,744
Undistributed revenues and royalties	1,637,251	1,637,251
Current portion of operating lease liabilities	-	1,603,199
Due to related parties	1,338,330	782,183
Current portion of notes payable - related parties	-	499,573
Bank indebtedness - credit facility	-	3,937,008
Derivative liability	-	266,891
Current portion of long-term debt - net of debt discount	1,202,956	2,848
Total current liabilities	17,427,658	31,335,187
Long-term debt - net of current portion and debt discount	43,698,407	40,483,795
Notes payable - related parties - net of current portion	-	444,497
Operating lease liabilities - net of current portion	-	5,794,104
Contingent obligations	1,435,757	1,435,757
Asset retirement obligation	646,360	646,360
TOTAL LIABILITIES	63,208,182	80,139,700

Commitments and contingencies (Note 13)	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock Series A, $0.001 par value, 50,000 shares authorized, 28,092 shares issued and outstanding as of December 31, 2025 and December 31, 2024	28	28
Preferred stock Series C, $0.001 per value, 5,200 shares authorized, zero and 30 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively.	-	1
Preferred stock Series G, $0.001 par value, 25,000 authorized, 5,272 shares issued and outstanding as of December 31, 2025 and December 31, 2024. Liquidation preference of nil.	5	5
Common stock, $0.001 par value, 500,000,000 shares authorized, 281,686,525 and 258,136,858 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	281,687	258,137
Common stock to be issued on true-up of prior Series C Preferred stock conversions (zero and 21,574,679 shares as of December 31, 2025 and December 31, 2024, respectively)	-	3,451,949
Additional paid-in capital	162,845,423	159,411,262
Accumulated other comprehensive loss	-	(134,916)
Accumulated deficit	(212,901,381)	(208,492,886)
Parent’s stockholders’ deficit in Camber Energy, Inc.	(49,774,238)	(45,506,420)
Non-controlling interest	6,405,516	7,686,763
TOTAL STOCKHOLDERS’ DEFICIT	(43,368,722)	(37,819,657)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$19,839,460	$42,320,043

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2025	2024
Revenue
Power generation units and parts	$3,759,080	$15,723,783
Service and repairs	2,470,255	12,787,756
Oil and gas	-	99,028
Total revenue	6,229,335	28,610,567

Operating expenses
Cost of goods sold	4,648,824	20,831,144
Lease operating costs	-	22,352
General and administrative	5,507,952	15,911,107
Impairment of intangible assets	3,728,011	2,248,940
Depreciation, depletion and amortization	291,617	779,632
Accretion - asset retirement obligation	-	536
Total operating expenses	14,176,204	39,793,711

Loss from operations	(7,946,869)	(11,183,144)

Other income (expense)
Interest expense, net	(1,827,863)	(2,221,720)
Amortization of debt discount	(3,217,568)	(3,349,404)
Change in fair value of derivative liability	266,891	(18,306,398)
Gain on partial disposal of interest in subsidiary	6,169,824	-
Change in fair value of investment	541,714	-
Equity in earnings of unconsolidated entity	10,550
Loss on disposal of oil and gas properties	-	(755,506)
Loss on extinguishment of debt	-	(811,132)
Goodwill impairment	-	(34,860,411)
Other income	676,703	1,227,821
Total other income (expense), net	2,620,251	(59,076,750)

Net loss before income taxes	(5,326,618)	(70,259,894)
Income tax benefit (expense)	-	-
Net loss	(5,326,618)	(70,259,894)
Net loss attributable to non-controlling interest	(918,123)	(2,117,901)
Net loss attributable to Camber Energy, Inc.	$(4,408,495)	$(68,141,993)

Loss per common share, basic and diluted	$(0.02)	$(0.35)
Weighted average number of common shares outstanding, basic and diluted	275,327,162	196,857,682

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2025	2024

Net loss	$(5,326,618)	$(70,259,894)
Foreign currency translation adjustment	-	113,898

Total comprehensive loss	(5,326,618)	(70,145,996)

Less comprehensive loss attributable to non-controlling interest
Loss attributable to non-controlling interest	(918,123)	(2,117,901)
Foreign currency translation adjustment attributable to non-controlling interest	-	44,990

Comprehensive loss attributable to non-controlling interest	(918,123)	(2,072,911)

Comprehensive loss attributable to Camber Energy, Inc.	$(4,408,495)	$(68,073,085)

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred Stock Series A		Preferred Stock Series C		Preferred Stock Series G		Preferred Stock Series H		Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Loss	Deficit	Interest	Deficit

Balances at December 31, 2024	28,092	$28	30	1	5,272	5	-	$-	258,136,858	$258,137	21,574,679	$3,451,949	$159,411,262	$(134,916)	$(208,492,886)	$7,686,763	$(37,819,657)

Common shares issued on true-up of Series C preferred stock	-	-	-	-	-	-	-	-	6,645,406	6,645	(6,645,406)	(1,063,265)	1,056,620	-	-	-	-
Common shares issued on conversion of series C preferred stock	-	-	(19)	-	-	-	-	-	16,904,261	16,905	-	-	(16,905)	-	-	-	-
Cancellation of Series C preferred stock	-	-	(11)	(1)	-	-	-	-	-	-	-	-	1	-	-	-	-
Cancellation of true-up shares to be issued	-	-	-	-	-	-	-	-	-	-	(14,929,273)	(2,388,684)	2,388,684	-	-	-	-
Disposition of majority interest in Simson-Maxwell	-	-	-	-	-	-	-	-	-	-	-	-	-	50,644	-	(363,220)	(312,576)
Issuance of warrants for services	-	-	-	-	-	-	-	-	-	-	-	-	5,761	-	-	-	5,761
Investment in Viking Distribution Solutions	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	96	96
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	84,272	-	-	84,272
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,408,495)	(918,123)	(5,326,618)

Balances at December 31, 2025	28,092	$28	-	$-	5,272	$5	-	$-	281,686,525	$281,687	-	$-	$162,845,423	$-	$(212,901,381)	$6,405,516	$(43,368,722)

	Preferred Stock Series A		Preferred Stock Series C		Preferred Stock Series G		Preferred Stock Series H		Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Loss	Deficit	Interest	Deficit

Balances at December 31, 2023	28,092	$28	30	1	5,272	5	275	$3	119,301,921	$119,302	-	$-	$136,863,364	$(248,814)	$(140,350,893)	$9,804,663	$6,187,659

Common shares issued on true-up of Series C preferred stock	-	-	-	-	-	-	-	-	111,149,679	111,150	-	-	18,339,729	-	-	-	18,450,879
Common shares to be issued on true-up of Series C preferred stock	-	-	-	-	-	-	-	-	-	-	21,574,679	3,451,949	-	-	-	-	3,451,949
Common shares issued on conversion of Series H Preferred stock	-	-	-	-	-	-	(275)	(3)	4,583,333	4,583	-	-	(4,580)	-	-	-	-
Common shares issued on conversion of debt	-	-	-	-	-	-	-	-	19,907,976	19,908	-	-	3,625,913	-	-	-	3,645,821
Common shares issued on conversion of accrued interest	-	-	-	-	-	-	-	-	1,693,949	1,694	-	-	283,336	-	-	-	285,030
Common shares issued for services	-	-	-	-	-	-	-	-	1,500,000	1,500	-	-	303,500	-	-	-	305,000
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	113,898	-	-	113,898
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(68,141,993)	(2,117,901)	(70,259,894)

Balances at December 31, 2024	28,092	$28	30	$1	5,272	$5	-	$-	258,136,858	$258,137	21,574,679	$3,451,949	$159,411,262	$(134,916)	$(208,492,886)	$7,686,763	$(37,819,657)

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(5,326,618)	$(70,259,894)
Adjustments to reconcile net loss to cash used in operating activities:
Impairment of goodwill	-	34,860,411
Impairment of intangible assets	3,728,011	2,248,940
Change in fair value of derivative liability	(266,891)	18,306,398
Stock-based compensation	5,761	305,000
Depreciation, depletion and amortization	291,617	779,632
Amortization of right-of-use assets	410,832	2,049,568
Change in fair value of investment	(541,714)
Amortization of debt discount	3,217,568	3,349,404
Gain on partial disposal of interest in subsidiary	(6,169,824)	-
Equity in earnings of unconsolidated entity	(10,550)
Loss on extinguishment of debt	-	811,132
Loss (gain) on disposal of oil and gas properties	-	755,506
ARO recovered on previously dispose oil and gas assets	-	(318,682)
Bad debt expense	-	51,357
Accretion – asset retirement obligation	-	536
Effect of exchange rates on cash	102,524	113,898
Changes in operating assets and liabilities, net of effects of business combination during the year:
Accounts receivable, net	847,502	3,758,109
Inventory, net	1,594,832	1,143,552
Prepaids and other assets	32,371	240,329
Accounts payable	418,018	2,713,304
Accrued expenses and other current liabilities	(100,398)	(1,499,953)
Due to related parties	-	152,521
Customer deposits	(167,027)	1,155,258
Operating lease liabilities	(391,476)	(2,188,179)
Undistributed revenues and royalties	-	3,413
Net cash used in operating activities	(2,325,462)	(1,468,439)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	-	205,000
Acquisition of fixed assets	(16,136)	(54,296)
Payments received on notes receivable from related party	337,500	-
Deconsolidation of Simson-Maxwell cash balance	(4,731)	-
Investment in Viking Distribution Solutions	(100)	-
Net cash provided by investing activities	316,533	150,704

Cash flows from financing activities:
Repayment of long-term debt	(719,018)	(139,216)
Proceeds from issuance of long-term debt	1,900,000	94,526
Advance from related party	1,147,500	-
Advances from (repayment of) bank credit facility	(154,676)	571,013
Net cash provided by financing activities	2,173,806	526,323

Net increase (decrease) in cash	164,877	(791,412)
Cash, beginning of year	114,648	906,060
Cash, end of year	$279,525	$114,648

Supplemental Cash Flow Information:
Cash paid for interest	$179,316	$696,038
Cash paid for taxes	$-	$-
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of shares on true-up of Series C Preferred Stock	$-	$18,450,879
Issuance of shares on conversion of debt	$-	$3,645,821
Addition of right-of-use asset and lease liability	$-	$5,639,542
Issuance of shares on conversion on conversion of accrued interest on debt	$-	$285,030

 The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Company Overview and Operations

Camber is a growth-oriented diversified company with interests in innovative, industry-changing or industry-leading technologies, as well as an interest in a company that provides custom energy and power solutions to commercial and industrial clients in North America. Our existing portfolio of innovative technologies includes: (i) a majority interest in an entity with intellectual property rights to a fully developed, patented, proprietary medical and bio-hazard waste treatment system using ozone technology; and (ii) a majority interest in entities with the intellectual property rights to fully developed, patented and patent pending, proprietary electric transmission and distribution broken conductor protection systems, and a license to a patented clean energy and carbon-capture system with exclusivity in Canada and for multiple locations in the United States.

Our interest in the custom energy and power solutions industry currently consists of a forty-nine percent interest in Simson-Maxwell Ltd., a Canadian corporation.

We are also exploring other energy-related opportunities and/or technologies which are currently generating revenue, or have a reasonable prospect of generating revenue within a reasonable period of time.

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

On August 1, 2025, Viking entered into a Securities Purchase Agreement pursuant to which Viking agreed to purchase 51 units, representing 51% of the membership interests, of Viking Distribution Solutions, LLC (“Viking Distribution”), from Milo Group, LLC (“Milo”). Viking Distribution was formed on May 13, 2025, and Milo was issued all 100 units of Viking Distribution in consideration of Milo’s assignment to Viking Distribution of all of Milo’s intellectual property and intangible assets, including patent rights, know-how, procedures, methodologies, and contract rights in connection with an electric distribution ground fault prevention trip signal engaging system, also referred to as the “broken conductor protection system” or “open conductor detection system”, and related issued patents, pending patents and/or patent applications.

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

On August 13, 2025, Viking, ESG and Scuderi Group, Inc. signed an Amendment to the IPLA pursuant to which Scuderi was added, effective as of such date, as an additional licensor or grantor, as applicable, under the IPLA, and was vested with all future rights and obligations of ESG thereunder, and Scuderi assumed all remaining duties, liabilities and benefits of ESG under the IPLA, to the same extent as ESG. Further, all general references to ESG in the IPLA are deemed to read  “ESG and Scuderi” and all provisions containing obligations of ESG are deemed to be obligations of ESG and Scuderi, jointly and severally. Scuderi is the owner of the intellectual property licensed to Viking by ESG.

In July 2025, ESG filed a voluntary bankruptcy petition under Chapter 11 with the Massachusetts Bankruptcy Court. At the time of filing, ESG had not yet constructed and put into commercial operation the carbon capture or water removal systems at its power generation facility in Holyoke, MA. There is currently significant uncertainty as to whether ESG and/or Scuderi will be able to fully complete and commercialize its technology, which is necessary for the Company to market the technology and practically benefit from rights and entitlements under the license.

Custom Energy and Power Solutions:

In August 2021, Viking acquired approximately 60.5% of the issued and outstanding shares of Simson-Maxwell Ltd., a Canadian federal corporation. Simson-Maxwell manufactures and supplies power generation products, services and custom energy solutions. Simson-Maxwell provides commercial and industrial clients with efficient, flexible, environmentally responsible and clean-tech energy systems involving a wide variety of products, including CHP (combined heat and power), tier 4 final diesel and natural gas industrial engines, solar, wind and storage. Simson-Maxwell also designs and assembles a complete line of electrical control equipment including switch gear, synchronization and paralleling gear, distribution, Bi-Fuel and complete power generation production controls. Operating for over 80 years, Simson-Maxwell’s branches assist with servicing a large number of existing maintenance arrangements and meeting the energy and power-solution demands of the Company’s other customers.

On April 1, 2025, Viking entered into a Share Subscription Agreement (“SSA”) with T&T Power Group Inc., Remora EQ LP, Simmax Corp., and Simson-Maxwell. The SSA relates to a restructuring of the ownership of Simson-Maxwell that resulted in Camber ceasing to have a controlling interest in Simson-Maxwell.

Under the SSA, T&T agreed to (i) subscribe for 952 Class A Common Shares of Simson-Maxwell for an aggregate subscription price of approximately CAD $2.28 million; (ii) purchase 903 Class A Common Shares from Remora for an agreed purchase price; and (iii) purchase 681 Class A Common Shares from Simmax for an agreed purchase price. T&T also agreed to provide up to CAD $3.0 million in additional working capital to Simson-Maxwell on closing or at such time as is reasonably required to meet the cash requirements of Simson-Maxwell, and to repay on or within a reasonable period following the closing amounts owing under Simson-Maxwell’s then outstanding senior secured credit facilities. T&T acquired the Subscription Shares by paying the subscription price in cash. T&T acquired the Remora Shares by paying approximately 3.5% of the purchase price in cash and issuing a promissory note for the remaining balance, maturing on December 1, 2025. T&T acquired the Simmax Shares by issuing a promissory note to Simmax, also maturing on December 1, 2025.

Following the closing of the transactions described above, T&T and Viking are the only remaining shareholders of Simson-Maxwell. T&T owns 51% of Simson-Maxwell’s issued and outstanding Class A Common Shares, and Viking owns the remaining 49%. Viking did not sell or purchase any shares in connection with the Simson Share Transactions; however, Viking’s ownership decreased from approximately 60.5% to 49%. As a result of the reduction in Viking’s ownership interest and ceasing to have control over Simson-Maxwell, Camber no longer consolidates Simson-Maxwell’s financial results in its consolidated financial statements. The Company instead accounts for its investment in Simson-Maxwell at fair value (see Note 4).

Viking also entered into a Unanimous Shareholders Agreement (“USA”) on April 1, 2025 with T&T and Simson-Maxwell. The USA governs the ownership and management of Simson-Maxwell and provides that T&T is entitled to nominate two members to Simson-Maxwell’s board of directors, and Viking is entitled to nominate one member. The USA also contains a call and a put option. Under the call option, T&T has the option, exercisable at any time within the first 36 months, to purchase Viking’s 49% ownership interest for CAD $5.75 million (approximately $4.2 million). Under the put option, Viking has the option, exercisable at any time after 36 months, to require T&T to purchase Viking’s 49% ownership interest for CAD $7.75 million (approximately $5.7 million).

Note 2. Going Concern

The Company’s consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $5,326,618 for the year ended December 31, 2025, as compared to a net loss of $70,259,894 for the year ended December 31, 2024. The loss for the year ended December 31, 2025, was comprised of, among other things, certain non-cash items, including: (i) impairment of intangible assets of $3,728,011; (ii) amortization of debt discount of $3,217,568; (iii) depreciation, depletion and amortization of $291,617, and; (iv) a gain on the partial disposal of interest in subsidiary of $6,169,824.

As of December 31, 2025, the Company had stockholders’ deficit of $43,368,722, long-term debt, net of current, of $43,698,407 and a working capital deficiency of $15,845,860. The largest components of current liabilities creating this working capital deficiency was accrued interest on note payable to Discover of $8,099,682, amounts due to related parties of $1,338,330, related party accounts payable of $1,810,000 and current portion of long-term debt of $1,202,956.

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

Note 3. Summary of Significant Accounting Policies

Recently issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures, which requires public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company does not expect adoption of this Update to have a significant impact on its financial statements.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes, which enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. The amendments are effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 for the fiscal year beginning January 1, 2025, retrospectively and on a prospective basis.

In June 2023, FASB issued ASU 2023-05 (“ASU 2023-05”), Business Combinations (ASC Topic 805): Joint Venture Formations, which provides guidance on accounting for joint ventures established through new entities. The Update mandates the application of the acquisition method of accounting for such transactions, requiring parties to recognize and measure identifiable assets and liabilities based on fair values at the acquisition date and establishes a measurement period for adjustments. The amendments in this Update are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. Adoption of the Update did not impact the Company’s financial statements for 2025.

a) Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for consolidated financial information and with the instructions to Form 10-K as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, these consolidated financial statements include all of the disclosures required by U.S. GAAP for complete consolidated financial statements.

b) Basis of Consolidation

The consolidated financial statements presented herein reflect the consolidated financial results of the Company, its wholly-owned subsidiary, Viking Energy Group, Inc. (“Viking”), the wholly-owned subsidiary of Viking (Petrodome Energy, LLC), and Viking’s majority interest in Simson-Maxwell from January 1 through March 31, 2025.

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

c) Foreign Currency

Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations and cash flows of businesses conducted in foreign currency are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of stockholders’ equity in accumulated other comprehensive loss. Gains and losses from foreign currency transactions have been insignificant.

d) Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. Significant areas requiring the use of management estimates relate to the determination of the fair value of the Company’s various series of preferred stock, investment in Simson-Maxwell, impairment of long-lived assets, goodwill, stock-based compensation, asset retirement obligations, and expected tax rates for future income tax recoveries.

e) Financial Instruments

Accounting Standards Codification (“ASC”) Topic 820-10, Fair Value Measurement, requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 820-10 defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measurement. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and certain other assets and liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

As of December 31, 2025, the significant inputs to the Company’s investment in Simson-Maxwell and its derivative liability relative to Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock”) were Level 3 inputs.

Assets and liabilities measured at fair value as of and for the year ended December 31, 2025 are classified below based on the fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gain/ (Loss) (year ended Dec. 31, 2025)

Financial assets:
Investment in Simson-Maxwell	$-	$-	$2,824,126	$541,714
Financial liabilities:
Derivative liability - Series C Preferred Stock	$-	$-	$-	$266,891

See Note 4 for the assumptions used in determining the fair value of the investment in Simson-Maxwell.

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

Inventory consisted of the following at December 31, 2025 and 2024:

	December 31,
	2025	2024
Units and work-in-process	$686,415	$7,293,357
Parts	215,034	2,700,182
	901,449	9,993,539
Reserve for obsolescence	-	(1,341,122)
	$901,449	$8,652,417

h) Intangible Assets

Intangible assets include amounts related to the Company’s license agreement with ESG and patents and intellectual property owned by Viking Ozone, Viking Protection, Viking Sentinel and Viking Distribution.

The intangible asset related to the ESG license was being amortized on a straight-line basis over 16 years (the remaining life of the related patents). The other intangible assets are not amortized.

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

i) Investment in Unconsolidated Entity

The Company accounted for its non-controlling interest in Simson-Maxwell, an unconsolidated entity, under the equity method of accounting from April 1 through September 30, 2025. During the quarter ended December 31, 2025, the Company determined that it was not able to exercise significant influence over this investment and as a result, beginning with the quarter ended December 31, 2025, accounts for this investment at fair value. Under the fair value method, the Company adjusts the carrying value of its investment for changes in fair value and records the amount of the change in fair value in the consolidated statement of operations.

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

k) Revenue Recognition

1.

Sale of power generation units. The Company considers a completed unit to be a single performance obligation for purposes of revenue recognition and recognizes revenue when control of the product is transferred to the customer, which typically occurs upon shipment or delivery to the customer. Commissioning of the unit is considered to be a separate performance obligation for which revenue is recognized when commissioning is completed. Sales, use, value add and other similar taxes assessed by governmental authorities and collected concurrent with revenue-producing activities are excluded from revenue. Progress payments are recognized as contract liabilities until the completed unit is delivered.

2.

Parts revenue. The Company considers the purchase orders for parts, which in some cases are governed by master sales agreements, to be the contracts with the customers. For each contract, the Company considers the commitment to transfer products, each of which is distinct, to be the identified performance obligations. Revenue is measured as the amount of consideration the Company expects to be entitled to in exchange for the transfer of product, which is generally the price stated in the contract specific for each item sold, adjusted for the value of expected returns. Sales, use, value add and other similar taxes assessed by governmental authorities and collected concurrent with revenue-producing activities are excluded from revenue. Parts revenues are recognized at the point in time when control of the product is transferred to the customer, which typically occurs upon shipment or delivery to the customer.

3.

Service and repairs- Service and repairs are generally performed on customer-owned equipment and billed based on labor hours incurred. Each repair is considered a performance obligation. Revenue is recognized based on the extent of progress towards completion of the performance obligation, generally using the cost-to-cost measure of progress for service work because the customer controls the asset as it is being serviced. Most service and repairs are completed within one or two days.

l) Stock-Based Compensation

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

m) Impairment of Long-lived Assets

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

n) Accounting for Asset Retirement Obligations

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

The following table describes the changes in the Company’s asset retirement obligations for the years ended December 31, 2025 and 2024:

	Years Ended
	December 31,
	2025	2024
Asset retirement obligation – beginning	$646,360	$1,042,900
ARO recovered on disposal of membership interests	-	(78,394)
ARO recovered on previously disposed membership interests	-	(318,682)
ARO acquired on the Merger	-	-
Accretion expense	-	536
Asset retirement obligation – ending	$646,360	$646,360

At December 31, 2025, the Company had no oil and gas assets, The asset retirement obligation balance at December 31, 2025 is in respect of Petrodome’s prior working interest in an abandoned offshore well which was the subject of a decommissioning order (the “Order”) issued by the Bureau of Safety and Environmental Enforcement (“BSEE”) in April 2019 to which Petrodome was a named party. Petrodome filed an appeal with the Interior Board of Land Appeals (“IBLA) in 2019. Petrodome and the BSEE subsequently jointly requested, and received, a stay of the Order from the IBLA that remained in effect at December 31, 2025. The Company understands that decommissioning activity has begun and will retain this obligation pending resolution of the Order.

o) Derivative Liabilities

Convertible Preferred Shares

The Series G Redeemable Convertible Preferred Stock (the “Series G Preferred Stock”) contain provisions that could result in modification of the conversion price that is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC Topic No. 815 - 40, Derivatives and Hedging.

The Series G Convertible Preferred stock is redeemable or convertible into a variable number of shares of common stock at the option of the Company. The conversion rate is determined at the time of conversion using a VWAP calculation similar to the Series C Preferred Stock described above. As a result, the Series G Preferred Stock contains an embedded derivative that is required to be recorded at fair value. The Company has determined that the fair value of the embedded derivative is negligible due to the restrictions on conversion.

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

p) Undistributed Revenues and Royalties

The Company recorded a liability for cash collected from oil and gas sales that is due to royalty and working interest owners. The amounts were distributed in accordance with the working interests of the respective owners. The balance at December 31, 2025 and 2024 represents the value of payments issued to working interest and royalty owners with respect to the Company’s previously owned oil & gas assets that have not been cashed.

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

The Company recognizes deferred tax assets and liabilities to the extent that it believes that these assets and/or liabilities are more likely than not to be realized. In making such a determination, it considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. If the Company determines that it would be able to realize deferred tax assets in the future in excess of their net recorded amount, it would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

 assessing the realizability of its deferred tax assets, the Company evaluated whether it is more likely than not that some portion, or all of its deferred tax assets, will be realized. The realization of its deferred tax assets relates directly to the Company’s ability to generate taxable income. The valuation allowance is then adjusted accordingly.

r) Subsequent events

The Company has evaluated all subsequent events from December 31, 2025 through the issuance date of these financial statements. None were identified.

Note 4. Investment in Simson-Maxwell

As described in Note 1, beginning on April 1, 2025, the Company no longer held a controlling financial interest in Simson-Maxwell. The Company recorded a gain resulting from the deconsolidation of Simson-Maxwell, as follows:

Fair value of retained non-controlling investment	$2,271,862
Carrying amount of non-controlling interest and accumulated other comprehensive loss	312,576
2,584,438

Carrying value of Simson-Maxwell's net assets	(3,585,386)
Gain on disposal of ownership interest	$6,169,824

Effective April 1, 2025, the Company accounted for its investment in Simson-Maxwell under the equity method of accounting and recognized its share of earnings (losses) in Simson-Maxwell through September 30, 2025. During the quarter ended December 31, 2025, the Company determined that it was not able to exercise significant influence over its investment and as a result, beginning with the quarter ended December 31, 2025 accounts for this investment at fair value.

The fair value of the investment at December 31, 2025 was determined to be the present value (using a discount rate of 15%) of the call option included in the Shareholder Agreement between the Company and T&T Power under which T&T has the option to purchase the Company’s remaining shares in Simson-Maxwell at any time within the 36 months following the transaction date for CAD $5.75 million ($4.2 million). If T&T does not exercise its option above, Viking has the option, exercisable at any time after 36 months, to require T&T to purchase Viking’s 49% ownership interest for CAD $7.75 million (approximately $5.7 million).

The adjustment to the fair value of the investment in Simson-Maxwell at December 31, 2025 was as follows:

Value of investment at September 30, 2025 under the equity method	$2,282,412
Change in the fair value of the investment between September 30 and December 31, 2025	541,714
Fair value of investment at December 31, 2025	$2,824,126

Note 5. Note Receivable from Related Party

On April 1, 2025, Simson-Maxwell issued two unsecured promissory notes totaling CAD $939,403 ($656,101) to Viking to restructure amounts owed to Viking at the closing date of the Share Subscription Agreement described in Note 1. The promissory notes earn interest at the rate of 20% per annum and mature on December 1, 2025 and May 31, 2026, respectively. If the principal of each promissory note is paid in full on or before the respective maturity date, all interest otherwise owing under each promissory note will be waived.

The Company expects the promissory notes to be paid on or before the maturity date and has therefore not accrued interest income on the notes. The first promissory note was paid at maturity on December 1, 2025. As of December 31, 2025, the outstanding balance of the remaining promissory note was CAD $469,701 ($342,974). This note was paid in full on February 27, 2026.

Note 6. Intangible Assets

ESG Clean Energy License

The Company’s intangible assets consisted of the costs associated with securing in August 2021 an Exclusive IPLA with ESG, pursuant to which Viking received (i) an exclusive license to ESG’s patent rights and know-how related to stationary electric power generation (not in connection with vehicles), including methods to utilize heat and capture carbon dioxide in Canada, and (ii) a non-exclusive license to the intellectual property in up to 25 sites in the United States that are operated by the Company or its affiliates.

The Company’s exclusivity with respect to Canada shall terminate if minimum continuing royalty payments to ESG are not at least equal to specified minimum payments based on the date that ESG first begins capturing carbon dioxide and selling for commercial purposes one or more commodities from a system installed and operated by ESG using the intellectual property (the “Trigger Date”).

Due to the financial position of ESG described below, the Company does not know when, or if, the Trigger Date will be reached.

The license was being amortized over a period of approximately 16 years. The Company recognized amortization expense of $230,886 and $309,540 for the years ended December 31, 2025 and 2024, respectively.

In July 2025, ESG filed a voluntary bankruptcy petition under Chapter 11 with the Massachusetts Bankruptcy Court. At the time of filing, ESG had not yet constructed and put into commercial operation the carbon capture or water removal systems at its power generation facility. There is currently significant uncertainty as to whether ESG will be able to fully complete and commercialize its technology, which is necessary for the Company to exercise its rights under the license. Consequently, the Company determined that the carrying value of the intangible asset for the ESG license was fully impaired and has recorded an impairment charge of $3,728,011 during the year ended December 31, 2025.

The ESG intangible asset consisted of the following at December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
ESG Clean Energy License	$5,000,000	$5,000,000
Accumulated amortization	(1,271,989)	(1,041,103)
Intangible asset impairment	(3,728,011)	-
	$-	$3,958,897

Note 7. Intangible Assets - Variable Interest Entities (VIE’s)

Medical Waste Disposal System

On January 18, 2022, Viking purchased 51 units, representing 51%, of Viking Ozone, from Choppy Group LLC, a Wyoming limited liability company (“Choppy”), in consideration of the issuance of 8,333,333 shares of Viking common stock to Choppy, 3,333,333 of which shares were issued at closing, 3,333,333 of which shares are to be issued to Choppy after 5 units of the System (as defined below) have been sold, and 1,666,667 of which shares are to be issued to Choppy after 10 units of the System have been sold. Viking Ozone was organized on or about January 14, 2022, for the purpose of developing and distributing a medical and biohazard waste treatment system using ozone technology (the “System”). The Company determined the acquisition of a 51% interest in Viking Ozone was the acquisition of and initial consolidation of a VIE that is not a business.

Broken Conductor Detection Technologies

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

No.	Purchase Price*	When Due	No. of Pref. Shares**	Conversion Price		No. of Underlying Common Shares	Estimated Revenues if Sales Target Achieved***
1	$250,000	On closing	N/A	$0.60		416,667	N/A
2	4,750,000	On closing	475	0.60		7,916,667	N/A
3	1,000,000	Upon the sale of 10k units	100	0.75		1,333,333	$50,000,000
4	2,000,000	Upon the sale of 20k units	200	1.00		2,000,000	100,000,000
5	3,000,000	Upon the sale of 30k units	300	1.25		2,400,000	150,000,000
6	4,000,000	Upon the sale of 50k units	400	1.50		2,666,667	250,000,000
7	6,000,000	Upon the sale of 100k units	600	2.00		3,000,000	500,000,000
Total	$21,000,000		2,075	$1.06	(avg.)	19,733,334	$500,000,000

___________

*

The $5 million due on closing was paid solely in stock of Viking. All other payments, if the subject sales targets are met, are payable in cash or in shares of convertible preferred stock of the Company, at the seller’s option.

**

Upon the Merger between Viking and Camber, all shares of Viking Series E Preferred Stock were exchanged for Camber Series H Preferred Stock. At December 31, 2025, no shares of Series H Preferred Stock remained outstanding.

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

The Company has determined that it is the primary beneficiary of the four VIEs (Viking Ozone, Viking Sentinel, Viking Protection and Viking Distribution), and consolidates the financial results of these entities. The acquisition of these VIE’s was accounted for as follows:

	Viking	Viking	Viking	Viking
	Ozone	Sentinel	Protection	Distribution	Total

Purchase price:
Fair value of stock or cash at closing	$2,000,000	$233,334	$4,433,334	$100	$6,666,768
Fair value of contingent consideration	495,868	-	939,889	-	1,435,757
Total consideration	$2,495,868	$233,334	$5,373,223	$100	$8,102,525

Purchase price allocation:
Intangible asset	$4,916,057	$457,518	$10,059,765	$196	$15,433,536
Non-controlling interest	(2,420,189)	(224,184)	(4,686,542)	(96)	(7,331,011)
Camber ownership interest	$2,495,868	$233,334	$5,373,223	$100	$8,102,525

Note 8. Related Party Transactions

The Company’s CEO and Director, James Doris, renders professional services to the Company through AGD Advisory Group, Inc., an affiliate of Mr. Doris’s. During the years ended December 31, 2025 and 2024, the Company paid or accrued $600,000 in fees to AGD Advisory Group, Inc. As of December 31, 2025 and 2024, the total amount due to AGD Advisory Group, Inc. was $1,545,000 and $960,000, respectively, and is included in accounts payable.

As of December 31, 2025 and 2024, the Company’s CEO and Director, James Doris, has provided advances to the Company in the amount of $1,338,330 and $190,830, respectively. The advances are non-interest bearing with no fixed repayment terms and are included in “Due to related parties”.

The Company’s CFO, John McVicar, renders professional services to the Company through 1508586 Alberta Ltd., an affiliate of Mr. McVicar’s. During the years ended December 31, 2025 and 2024, the Company paid or accrued $360,000 in fees to 1508586 Alberta Ltd. As of December 31, 2025 and 2024, the total amount due to 1508586 Alberta Ltd. was $105,000 and nil, respectively, and is included in accounts payable.

The Company paid or accrued $160,000 in Directors Fees for the years ended December 31, 2025 and 2024. As of December 31, 2025 and 2024, the total amount due to the Directors was $160,000 and $40,000, respectively, and is included in accounts payable.

See Note 5 for a description of note receivable from related party.

Note 9. Non-controlling Interests

The following discloses the effects of the Company’s ownership interest in Viking Ozone, Viking Sentinel, Viking Protection, Viking Distribution and Simson-Maxwell, in the aggregate, and on the Company’s equity for the years ended December 31, 2025 and 2024:

	Years Ended
	December 31,
	2025	2024
Non-controlling interest – beginning	$7,686,763	$9,804,663
Deconsolidation of investment in Simson-Maxwell	(363,220)	-
Investment in Viking Distribution	96	-
Net loss attributable to non-controlling interest	(918,123)	(2,117,900)
Non-controlling interest – ending	$6,405,516	$7,686,763

Note 10. Long-Term Debt and Other Short-Term Borrowings

Long-term debt and other short-term borrowings consisted of the following at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024

Long-term debt:

Note payable to Discover, pursuant to a Secured Promissory Note dated December 24, 2021 and funded on January 3, 2022 in the original amount of $26,315,789 with interest and principal due at maturity on January 1, 2027. The note bears interest at a rate equal to the Wall Street Journal Prime Rate (3.25%) as of the effective date and is secured by lien on substantially all of the Company’s assets.	$26,315,789	$26,315,789

Note payable to Discover pursuant to a 10.0% Secured Promissory Note dated April 23, 2021 in the original amount of $2,500,000 with interest and principal due at maturity on January 1, 2027. Pursuant to an amendment dated December 24, 2021 the interest rate was adjusted to the Wall Street Journal Prime Rate (3.25%) as of the amendment date. The note is secured by a lien on substantially all of the Company’s assets.	2,500,000	2,500,000

Note payable to Discover, pursuant to a 10.0% Secured Promissory Note dated December 22, 2020 in the original amount of $12,000,000 with interest and principal due at maturity on January 1, 2027. Pursuant to an amendment dated December 24, 2021 the interest rate was adjusted to the Wall Street Journal Prime Rate (3.25%) as of the amendment date. The note is secured by a lien on substantially all of the Company’s assets.	12,000,000	12,000,000

Note payable to Discover, pursuant to a 10.0% Secured Promissory Note dated December 11, 2020 in the original amount of $6,000,000 with interest and principal due at maturity on January 1, 2027. Pursuant to an amendment dated December 24, 2021 the interest rate was adjusted to the Wall Street Journal Prime Rate (3.25%) as of the amendment date. The note is secured by a lien on substantially all of the Company’s assets.	6,000,000	6,000,000

Loan of $150,000 dated July 1, 2020 from the U.S. Small Business Administration. The loan bears interest at 3.75% and matures on July 28, 2050. The loan is payable in monthly installments of $731 with the remaining principal and accrued interest due at maturity. Installment payments were originally due to start 12 months from the date of the note but the date was extended to January 2023. Accrued interest from the original installment due date to January 2023 was capitalized to the loan principal balance.	156,428	159,276

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

	1,200,000	-

Total long-term debt	48,172,217	46,975,065
Less current portion	(1,202,956)	(2,848)
Long-term debt, net of current portion	46,969,261	46,972,217
Debt discount on note payable to Discover	(3,270,854)	(6,488,422)
Total long-term debt, net of current portion and debt discount	$43,698,407	$40,483,795

Principal maturities of long-term debt for the next five years and thereafter are as follows:

Years ending December 31,
	Principal	Unamortized Discount	Net
2026	$1,202,956	$-	$1,202,956
2027	46,818,858	(3,270,854)	43,548,004
2028	3,186	-	3,186
2029	3,308	-	3,308
2030	3,434	-	3,434
Thereafter	140,475	-	140,475

	$48,172,217	$(3,270,854)	$44,901,363

Note 11. Derivative Liability

Series C Preferred Stock

As described in Note 12, the Series C Preferred Stock contained an embedded derivative due to the potential conversion into a variable number of shares of common stock. Conversion of the Series C Preferred Stock into shares of common stock included a Conversion Premium and a potential obligation to issue additional shares of common stock to satisfy a True-Up obligation. Both the Conversion Premium and the True-Up obligation were derivatives required to be recorded at fair value.

During the year ended December 31, 2024, no shares of Series C Preferred Stock were converted. The Measurement Period related to prior conversions of 240 Series C Preferred Stock ended and the number of remaining True-Up shares due from these prior conversions was fixed at 101,585,980. This reduced the value of derivative liability associated with True-Up shares to zero, and the fair value of the True-Up share obligation was reclassified to Stockholders’ Equity as common shares to be issued.

During the year ended December 31, 2025, the holder of the Series C Preferred Stock, Antilles Family Office, LLC (“Antilles”), converted a total of 19 shares of Series C Preferred Stock in exchange for 16,904,261 shares of common stock and agreed to cancel the remaining 11 shares of Series C Preferred Stock and to waive its entitlement to any further True-Up shares due from prior conversions. The conversion and cancellation of the remaining shares of Series C Preferred Stock reduced the value of the associated derivative liability to zero at December 31, 2025.

Activities for Series C Preferred Stock derivative liability during the years ended December 31, 2025 and 2024 was as follows:

	December 31, 2025	December 31, 2024
Carrying amount at beginning of year	$266,891	$3,863,321
Change in fair value	(266,891)	18,306,398
Settlement of obligation (issuance of shares of common stock)	-	(5,649,071)
Reclassification of True-Up share obligation from liability to equity	-	(16,253,757)
Carrying amount at end of year	$-	$266,891

Note 12. Equity

(a) Common Stock

The Company is authorized to issue 500,000,000 shares of Common Stock, par value $0.001 per share.

During the year ended December 31, 2025, the Company issued a total of 23,549,667 shares of common stock, as follows:

(i)	A total of 16,904,261 shares related to the conversion of 19 shares of Series C Preferred Stock
(ii)

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

(i) Series A Convertible Preferred Stock

In 2023, the Company issued 28,092 shares of new Series A Preferred Stock in exchange for 28,092 outstanding shares of old Series C Preferred Stock of Viking Energy Group Inc. Each share of Series A Preferred Stock is convertible into 890 shares of Camber Common Stock (subject to a beneficial ownership limitation of 9.99% of Camber Common Stock), is treated equally with Camber Common Stock with respect to dividends and liquidation, and only has voting rights with respect to voting: (a) on a proposal to increase or reduce Camber’s share capital; (b) on a resolution to approve the terms of a buy-back agreement; (c) on a proposal to wind up Camber; (d) on a proposal for the disposal of all or substantially all of Camber’s property, business and undertaking; (f) during the winding-up of Camber; and/or (g) with respect to a proposed merger or consolidation in which Camber is a party or a subsidiary of Camber is a party.

(ii) Series C Redeemable Convertible Preferred Stock

Holders of the Series C Preferred Stock were entitled to cumulative dividends in the amount of 24.95% per annum (adjustable up to 34.95% if a Trigger Event, as described in the Series C COD occurs), payable upon redemption, conversion, or maturity, and when, as and if declared by our board of directors in its discretion, provided that upon any redemption, conversion, or maturity, seven years of dividends were due and payable on such redeemed, converted or matured stock.

The Series C Preferred Stock could be converted into shares of our common stock at any time at the option of the holder, or at Camber’s option if certain equity conditions (as defined in the Series C COD), were met. Upon conversion, Camber paid the holders of the Series C Preferred Stock being converted through the issuance of common stock, in an amount equal to the dividends that such shares would have otherwise earned if they had been held through the maturity date (i.e., seven years), and issued to the holders such number of shares of common stock equal to $10,000 per share of Series C Preferred Stock (the “Face Value”) multiplied by the number of such shares of Series C Preferred Stock divided by the applicable conversion price of $162.50 (after adjustment following the December 21, 2022 reverse stock split) adjusted for any future forward or reverse splits.

The conversion premium under the Series C Preferred Stock was payable and the dividend rate under the Series C Preferred Stock was adjustable. Specifically, the conversion rate of such premiums and dividends equaled 95% of the average of the lowest 5 individual daily volume weighted average prices during the Measuring Period (as defined below), not to exceed 100% of the lowest sales prices on the last day of the Measuring Period, less $0.05 per share of common stock, unless a trigger event had occurred, in which case the conversion rate equaled 85% of the lowest daily volume weighted average price during the Measuring Period, less $0.10 per share of common stock not to exceed 85% of the lowest sales prices on the last day of such the Measuring Period, less $0.10 per share. The “Measuring Period” was the period beginning, if no trigger event had occurred, 30 trading days, and if a trigger event had occurred, 60 trading days, before the applicable notice had been provided regarding the exercise or conversion of the applicable security, and ending, if no trigger event had occurred, 30 trading days, and if a trigger event had occurred, 60 trading days, after the applicable number of shares stated in the initial exercise/conversion notice had actually been received into the holder’s designated brokerage account in electronic form and fully cleared for trading. Trigger Events are described in the designation of the Series C Preferred Stock, but included items which would typically be events of default under a debt security, including filing of reports late with the SEC.

The Series C Preferred Stock had a maturity date that was seven years after the date of issuance and, if the Series C Preferred Stock had not been wholly converted into shares of common stock prior to such date, all remaining outstanding Series C Preferred Stock would automatically be converted into shares of common stock, to the extent Camber had sufficient authorized but unissued shares of common stock available for issuance upon conversion.

The Series C Preferred Stock was subject to a beneficial ownership limitation, which prevented any holder of the Series C Preferred Stock from converting such Series C Preferred Stock into common stock, if upon such conversion, the holder would have beneficially owned greater than 4.99% of Camber’s outstanding common stock.

In February 2024, pursuant to an agreement between the Company and Antilles, a floor price was established in connection with determining the Conversion Premium associated with conversions of Series C Preferred Stock, defined as the higher of (i) the volume weighted average price of the Common Stock on any Trading Day following the Issuance Date of the Series C Preferred Stock and (ii) $0.15.

At December 31, 2024, Antilles held 30 shares of Series C Preferred Stock, which were convertible into 26,690,937 common shares. Additionally, Antilles was entitled to 21,574,679 True-Up shares related to prior conversions.

During 2025, Antilles converted a total of 19 shares of Series C Preferred Stock in exchange for 16,904,261 shares of common stock and agreed to cancel the remaining 11 outstanding shares of Series C Preferred Stock. Additionally, Antilles agreed to waive its entitlement to any further True-Up shares due from prior conversions.

At December 31, 2025, no shares of Series C Preferred Stock remained outstanding and the balance of common stock to be issued on true-up of prior Series C Preferred stock conversions was nil.

(iii) Series G Redeemable Convertible Preferred Stock

The Series G Preferred Stock were created in 2021 with a face value of $10,000 per share. The Series G Preferred Stock may be converted into shares of common stock at any time at the option of the holder at a price per share of common stock equal to one cent above the closing price of the Company’s common stock on the date of the issuance of such shares of Series G Preferred Stock, or as otherwise specified in the Stock Purchase Agreement. Upon conversion, the Company will pay the holders of the Series G Preferred Stock being converted a conversion premium equal to the amount of dividends that such shares would have otherwise earned if they had been held through the maturity date.

Each outstanding share of Series G Preferred Stock will accrue cumulative dividends at a rate equal to 10.0% per annum of the Face Value. Dividends will be payable upon any of the following: (a) redemption of shares; (b) conversion of shares; and (c) when, as and if otherwise declared by the board of directors of the Corporation.

In 2022, the Company issued 10,544 shares Series G Preferred Stock for an aggregate price of $100,000,000 representing at a 5% original issue discount. The Purchase Price was paid as follows: $5,000,000 in cash and four Promissory Notes each in the amount of $23,750,000 and payable on March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022, respectively.

There are 2,636 shares of Series G Preferred Stock associated with each Note. The shares may not be converted into shares of common stock unless the related Note is paid in full. The Company may, at its discretion, redeem the 2,636 shares of Series G Preferred Stock associated with each Note for consideration of $1,375,000.

In 2022, the Company paid $2,750,000 and redeemed 5,272 shares of Series G Preferred Stock associated with the Notes due March 31, 2022 and June 30, 2022.

At December 31, 2025, none of the outstanding notes had been paid in full and the 5,272 shares which remained outstanding were not convertible.

(c) Warrants

The following table represents stock warrant activity as of and for the years ended December 31, 2025 and 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Warrants Outstanding – December 31, 2024	2,341,416	$0.86	2.55 years
Granted	200,000	0.15	1.33 years
Exercised	-	-	-
Forfeited/expired/cancelled	508,082	0.66	-

Warrants Outstanding – December 31, 2025	2,033,334	$0.83	2.01 years

Outstanding Exercisable – December 31, 2025	2,033,334	$0.83	2.01 years

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Warrants Outstanding – December 31, 2023	3,691,143	$0.66	2.62 years
Granted	-	-	-
Exercised	-	-	-
Forfeited/expired/cancelled	(1,349,727)	1.55	-

Warrants Outstanding – December 31, 2024	2,341,416	$0.86	2.55 years

Outstanding Exercisable – December 31, 2024	2,341,416	$0.86	2.55 years

During the year ended December 31, 2025, the Company issued a total of 200,000 warrants with an exercise price of $0.15 to a noteholder and to a consultant in connection with the issuance of $700,000 of promissory notes. The warrants expire two years from the date of issuance. The value of the warrants, determined using the Black-Scholes option pricing model, is included in stock-based compensation. All outstanding warrants are fully vested as of December 31, 2025.

Note 13. Commitments and Contingencies

Legal matters

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

Note 14. Income Taxes

The Company files income tax returns in the United States. Prior to the reduction of the Company’s ownership interest in Simson-Maxwell, the Company also filed income tax returns in Canada. At December 31, 2025, the Company had estimated net operating loss carry forwards realized subsequent to the date of the Merger of approximately $26.3 million. At December 31, 2025, Camber Energy, Inc. had pre-Merger operating loss carry forwards of approximately $85.1 million, net of estimated IRC Section 382 limitation, which can be applied only to the future taxable income of Camber Energy Inc. and will expire in varying amounts between 2029 and 2037. At December 31, 2025, the Company estimated that Viking Energy, Inc. had no pre-Merger operating loss carry forwards as a result of the IRC Section 382 limitation. The potential benefit of these net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not that it will utilize the net operating losses carried forward in future years.

The current and deferred income tax expense (benefit) consists of the following for the years ended December 31, 2025 and 2024:

	For the Years Ended
	December 31,
	2025	2024

Current
Federal	$-	$-
State	-	-
Foreign	-	-
Total current tax benefit	-	-

Deferred tax timing differences
Federal	(865,454)	5,890,110
State	-	-
Foreign	(433,948)	(3,647,562)
Other items effecting timing differences	19,849,911	-
Total deferred tax timing differences	18,550,509	2,242,548

Increase (decrease) in valuation allowance	(18,550,509)	(2,242,548)

Income tax expense (benefit)	$-	$-

In 2024, following the disposal of its remaining oil and gas assets, the Company eliminated the balances of deferred tax timing differences related to its oil and gas business.

In 2025, following the deconsolidation of Simson-Maxwell, the Company eliminated the balance of deferred tax timing differences with respect to Simson-Maxwell.

The components of deferred tax assets and liabilities as of December 31, 2025, and 2024 are as follows:

	December 31,
	2025	2024
Deferred tax assets:
NOL carry forwards	$26,652,458	$27,745,753
Capital loss carry forwards	1,932,353	1,932,353
Investment in unconsolidated entity	1,040,569	-
Impairment of intangible assets	782,882	-
Derivative losses	-	9,435,119
Book tax depreciation difference	267,118	378,073
Loss on financing settlements	-	297,494
Share based compensation	7,123	5,057,460
Loss from equity interests	-	4,386,760
Total deferred tax assets	30,682,503	49,233,012

Total deferred tax liabilities	-	-

Deferred tax assets – net, before valuation allowance	30,682,503	49,233,012
Less valuation allowance	(30,682,503)	(49,233,012)

Deferred tax asset (liability) - net	$-	$-

A reconciliation of the federal and state statutory income tax rates to the Company’s effective income tax rate applicable to income before income tax benefit from continuing operations is as follows for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
	2025		2024
Expected provision at US statutory rate	$(1,118,590)	21.0%	$(14,754,578)	21.0%
State income tax net of federal benefit	-	0.0%	-	0.0%
Higher tax rate on foreign source income	(180,812)	3.4%	(740,088)	1.1%
Adjustments to deferred tax assets	19,849,911	-372.7%	17,737,214	-25.3%
Valuation allowance	(18,550,509)	348.3%	(2,242,548)	3.2%
Effective income tax rate	$-	0.0%	$-	0.0%

As of December 31, 2025, the U.S. tax returns for the Company for the years ending 2018 through 2024 remain open to examination by the respective tax authorities. The Company and its subsidiaries are not currently under examination for any period. No material change in the reserve for uncertain tax positions is expected in the next 12 months.

Note 15. Business Segment Information and Geographic Data

Prior to 2025, the Company had two reportable segments: Power Generation and Oil and Gas. However, following the reduction of the Company’s ownership interest in Simson-Maxwell during 2025 and the disposal of the Company’s remaining oil and gas assets in 2024, the Company now operates as a single reporting segment.

The Company’s chief operating decision maker is the Chief Executive Officer, who reviews financial information presented on a consolidated basis. Performance is evaluated and resources are allocated based upon the progress and projected financial requirements to advance each of the Company’s investments towards commercialization.

Information related to our reportable segments and our consolidated results for the year ended December 31, 2024 is presented below.

	Year Ended December 31, 2024
	Oil and Gas	Power Generation	Total
Loss from Operations is as follows:

Revenue	$99,028	$28,511,539	$28,610,567

Operating expenses
Cost of goods	-	20,831,144	20,831,144
Lease operating costs	22,352	-	22,352
General and administrative	4,050,536	11,860,571	15,911,107
Impairment of intangible assets	-	2,248,940	2,248,940
Depreciation, depletion and amortization	355,162	424,470	779,632
Accretion - ARO	536	-	536

Total operating expenses	4,428,586	37,239,568	39,793,711

Loss from operations	$(4,329,558)	$(5,999,335)	$(11,183,144)

Assets

Segment assets	$182,058	$22,745,748	$22,927,806
Corporate and unallocated assets			19,392,237

Total Consolidated Assets			$42,320,043

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2025, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our management, including our principal executive officer and principal financial officer, have concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria framework established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment, our management has concluded that our internal controls over financial reporting were not effective as of December 31, 2025.

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

Changes in Internal Control Over Financial Reporting

Following the deconsolidation of Simson-Maxwell on April 1, 2025, the internal controls over financial reporting at Simson-Maxwell are no longer part of the Company’s overall system of internal controls. There have not been any other changes in our internal control over financial reporting during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information about our Executive Officers and Directors

The following table and accompanying descriptions indicate the name of each officer and director, including their age, principal occupation or employment, and the year in which each person first became a director.

Name	Position	Date First Elected/Appointed as Officer or Director	Age
James A. Doris	Chief Executive Officer and Director	December 23, 2020	53
John McVicar	Chief Financial Officer	September 1, 2023	62
Fred Zeidman	Director	January 11, 2018	78
Robert Green	Director	December 23, 2020	62
David Herskovits	Director	December 7, 2023	75

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

John McVicar, Chief Financial Officer

Mr. McVicar joined Viking as CFO in June 2022 and was named CFO of Camber on September 1, 2023. He brings 35 years of international business experience in Management Consulting and Finance. He is a retired partner of EY LLP where he spent a total of 23 years in management consulting and audit. He has also served as CFO of TSX and TSXV listed companies and held several regional finance leadership roles with large U.S. and Canadian multinationals in Canada, the U.S., South America and Asia. Mr. McVicar is a CPA and received an MBA from Duke University and a B. Comm from Queen's University. He also holds an ICD.D from the Institute of Corporate Directors.

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

Board and Committee Activity and Compensation

For the fiscal year ending December 31, 2025, the Board of Directors held no formal meetings but corresponded via email as necessary and took various actions via unanimous written consent of the Board. The Company did not hold an annual meeting of stockholders in 2025.

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

For the fiscal year ending December 31, 2025, the Audit Committee held four formal meetings, via video conference, each taking place prior to the filing of the Companies’ annual and quarterly reports. The Audit Committee’s charter is available on our website at www.camber.energy at “Governance” - “Policies”.

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

For the fiscal year ending December 31, 2025, the Compensation Committee held no formal meetings, but did take various actions via unanimous written consent of the committee. The Compensation Committee’s charter is available on our website at www.camber.energy at “Governance” - “Policies”.

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

For the fiscal year ending December 31, 2025, the Nominating and Governance Committee held no formal meetings, but did take various actions via a unanimous written consent of the committee. The Nominating and Governance Committee’s charter is available on our website at www.camber.energy at “Governance” - “Policies”.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning the compensation of our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and the most highly compensated executive officer other than the CEO and CFO who was serving as an executive officer of the Company for the years ended December 31, 2025 and 2024, and up to two additional individuals for whom disclosure would have been required had they been serving as an executive officer at the end of the last completed fiscal year (collectively, the “Named Executive Officers”).

Name and Principal Position	Period Ending	Consulting Fees/Salary		All Other Compensation*	Total
James A. Doris	December 31, 2025	$600,000	(2)	$-	$600,000
Chief Executive Officer (1)	December 31, 2024	$600,000	(2)	$-	$600,000

John McVicar	December 31, 2025	$360,000	(4)	$-	$360,000
Chief Financial Officer (3)	December 31, 2024	$360,000	(4)	$-	$360,000

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
(2)

The amounts included in “Consulting Fees/Salary” for the years ended December 31, 2025 and 2024, are comprised of $600,000 and $600,000, respectively, paid AGD Advisory Group, Inc., a company affiliated with Mr. Doris.

(3)	Mr. McVicar was appointed as Chief Financial Officer on September 1, 2023.
(4)

The amounts included in “Consulting Fees/Salary” for the years ended December 31, 2025 and 2024, are comprised of $360,000 and $360,000, respectively, paid to 1508586 Alberta Ltd., a company affiliated with Mr. McVicar.

Employment Agreements

As of December 31, 2025, the Company did not have any formal compensation arrangements with any executive. Effective from the date of the Merger (August 1, 2023), the Company has orally agreed to pay $50,000 per month to AGD Advisory Group, Inc., an affiliate of James Doris, our Chief Executive Officer for professional services he renders to the Company, and $30,000 per month to 1508586 Alberta Ltd., an affiliate of John McVicar, our Chief Financial Officer, for professional services he renders to the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

None of our Named Executive Officers had any stock options or stock awards outstanding as of December 31, 2025.

DIRECTOR COMPENSATION

The following table sets forth compensation information with respect to our non-executive directors for the year ended December 31, 2025.

	Fees Earned or Paid	All Other
Name	in Cash ($)	Compensation ($)	Total ($)
Fred S. Zeidman	$40,000	$-	$40,000
Robert Green	$40,000	$-	$40,000
David Herskovits (1)	$40,000	$-	$40,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table presents certain information as of December 31, 2025, as to:

•	The 2014 Stock Incentive Plan (the “2014 Plan”),
•	The Lucas Energy, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), and
•	The Lucas Energy, Inc. 2010 Long Term Incentive Plan (the “2010 Plan”)

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2014 Plan (plan expired in accordance with its terms)	-	-	-
2012 Plan (plan expired in accordance with its terms)	-	-	-
2010 Plan (plan expired in accordance with its terms)	-	-	-
Total	-	$-	-

Viking had a 2011 Fiscal Year Professional/Consultant Stock Compensation Plan (“Viking Plan”). At the time of the merger no securities were outstanding in connection with such plan, none have been issued under the Viking Plan since the merger and the Company views the Viking Plan as terminated. Any outstanding warrants issued by Viking at the time of the Merger and exchanged for warrants of Camber pursuant to the Merger Agreement, as amended, were issued outside of the Viking Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table presents certain information as of December 31, 2025, as to:

•	each stockholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock,

•	each director,

•	each Named Executive Officer, and

•	all directors and executive officers as a group.

The percentage ownership of our common stock in the table is based on 308,721,739 shares of common stock issued and outstanding as of December 31, 2025, assuming exercise of all warrants to purchase common stock and the conversion of all shares of Series A Preferred Stock issued and outstanding as of December 31, 2025, subject to applicable beneficial ownership limitations.

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

Stockholder	Number of Shares of Common Stock	Percent of Common Stock
Executive Officers and Directors
James A. Doris (1)	26,890,770	8.71%
John McVicar	-	-%
Robert Green	-	-%
Fred S. Zeidman	-	-%
David Herskovits (2)	73,890	0.02%
All Executive Officers and Directors as a Group (Five Persons)	26,964,660	8.73%

______________

(1)	Includes 1,666,667 warrants to purchase common stock, 222,223 shares of common stock, and conversion of 28,092 shares of Series A Preferred Stock.
(2)	Includes 66,667 warrants to purchase common stock and 7,223 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Certain Relationships and Related Transactions

The Company’s CEO and Director, James Doris, renders professional services to the Company through AGD Advisory Group, Inc., an affiliate of Mr. Doris’. These services and the dollar amounts ascribed thereto are described in further detail above in Note 8 to the Financial Statements.

The Company’s CFO, John McVicar, renders professional services to the Company through 1508586 Alberta Ltd., an affiliate of Mr. McVicar’s. These services and the dollar amounts ascribed thereto are described in further detail above in Note 8 to the Financial Statements.

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

Director Independence

During the year ended December 31, 2025, the Board determined that 75% of the Board is independent based on applicable SEC independence standards. Accordingly, the Board has determined that Mr. Zeidman, Mr. Green, Mr. Herskovits are “independent” members of the Board of Directors in accordance with SEC rules, and Mr. Doris is not “independent” due to his status as an officer of the Company (see “Item 10. Directors, Executive Officers and Corporate Governance”).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our Audit Committee of the Board of Directors approves in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

The following table sets forth the fees billed by our independent accounting firm Turner, Stone & Company, LLP, for each of our last two fiscal years for the categories of services indicated.

	Years Ended
	December 31,
Category	2025	2024
Audit Fees	$212,482	$181,760
Audit Related Fees	-	12,500
Tax Fees	6,495	31,472
All Other Fees	-	-
Total	$218,977	$225,732

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

ITEM 16. FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMBER ENERGY, INC.

BY:	/s/ James A. Doris
James A. Doris
Chief Executive Officer
(Principal Executive Officer)

Dated: March 30, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James A Doris	Chief Executive Officer	March 30, 2026
James A. Doris	(Principal Executive Officer)
and Director

/s/ John McVicar	Chief Financial Officer	March 30, 2026
John McVicar	(Principal Financial and Accounting Officer)

/s/ Fred S. Zeidman	Director	March 30, 2026
Fred S. Zeidman

/s/ Robert Green	Director	March 30, 2026
Robert Green

/s/ David Herskovits	Director	March 30, 2026
David Herskovits

EXHIBIT INDEX

Exhibit No.	Description

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

44

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

45

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

46

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

47

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

48

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

10.43

Agreement, dated October 28, 2022, between Camber Energy, Inc. and the Investor named therein (Filed as Exhibit 10.1 to Camber’s Current Report on Form 8-K, filed with the Commission on November 1, 2022 and incorporated herein by reference)

10.44

Agreement, dated October 28, 2022, between Camber Energy, Inc. and the Investor named therein (Filed as Exhibit 10.2 to Camber’s Current Report on Form 8-K, filed with the Commission on November 1, 2022 and incorporated herein by reference)

10.45

Agreement, dated November 3, 2022, between Camber Energy, Inc. and the Investor named therein (Filed as Exhibit 10.1 to Camber’s Current Report on Form 8-K, filed with the Commission on November 4, 2022 and incorporated herein by reference)

10.46

Warrant Termination Agreement, dated April 23, 2023, between Camber Energy, Inc, and the Investor named therein (Filed as Exhibit 10.1 to Camber’s Current Report on Form 8-K, filed with the Commission on April 26, 2023 and incorporated herein by reference)

10.47

Warrant Termination Agreement, dated April 23, 2023, between Camber Energy, Inc, and the Investor named therein (Filed as Exhibit 10.2 to Camber’s Current Report on Form 8-K, filed with the Commission on April 26, 2023 and incorporated herein by reference)

10.48

Agreement, dated February 15, 2024, between Camber Energy, Inc. and the Investor named therein (Filed as Exhibit 10.1 to Camber’s Current Report on Form 8-K, filed with the Commission on February 21, 2024 and incorporated herein by reference)

49

10.49

Share Subscription Agreement, dated April 1, 2025, by and among Viking Energy Group, Inc., T&T Power Group Inc., Simson-Maxwell Ltd., Remora EQ LP, and Simmax Corp. (Filed as Exhibit 10.1 to Camber’s Current Report on Form 8-K, filed with the Commission on April 1, 2025 and incorporated herein by reference)

10.50

Unanimous Shareholders Agreement, dated April 1, 2025, by and among Simson-Maxwell Ltd., Viking Energy Group, Inc., and T&T Power Group Inc. (Filed as Exhibit 10.2 to Camber’s Current Report on Form 8-K, filed with the Commission on April 1, 2025 and incorporated herein by reference)

10.51

Agreement, dated April 7, 2025, by and among Camber Energy, Inc., Viking Energy Group, Inc., and FK Venture LLC. (Filed as Exhibit 10.1 to Camber’s Current Report on Form 8-K, filed with the Commission on April 8, 2025 and incorporated herein by reference)

10.52

Convertible Promissory Note, dated April 7, 2025, issued by Camber Energy, Inc. to FK Venture LLC. (Filed as Exhibit 10.2 to Camber’s Current Report on Form 8-K, filed with the Commission on April 8, 2025 and incorporated herein by reference)

10.53

Form of Promissory Note, dated April 29, 2025, issued by Viking Ozone Technology, LLC, a majority-owned subsidiary of Viking Energy Group, Inc. (a wholly-owned subsidiary of Camber Energy, Inc.). (Filed as Exhibit 10.1 to Camber’s Current Report on Form 8-K, filed with the Commission on May 5, 2025 and incorporated herein by reference)

10.54

Securities Purchase Agreement, by and between Viking Energy Group, Inc., and Milo Group, LLC, dated as of August 1, 2025 (Filed as Exhibit 10.1 to Camber’s Current Report on Form 8-K, filed with the Commission on August 6, 2025 and incorporated herein by reference)

10.55

Operating Agreement of Viking Distribution Solutions, LLC, by and between Viking Energy Group, Inc. and Milo Group, LLC, dated as of August 1, 2025 (Filed as Exhibit 10.2 to Camber’s Current Report on Form 8-K, filed with the Commission on August 6, 2025 and incorporated herein by reference)

10.56

Assignment Agreement, by and between Milo Group LLC and Viking Distribution Solutions, LLC, dated as of August 1, 2025 (Filed as Exhibit 10.3 to Camber’s Current Report on Form 8-K, filed with the Commission on August 6, 2025 and incorporated herein by reference)

10.57

Amendment to Exclusive Intellectual Property License Agreement by and between Viking Energy Group, Inc., ESG Clean Energy, LLC and Scuderi Group, Inc., dated as of August 13, 2025 (Filed as Exhibit 10.1 to Camber’s Current Report on Form 8-K, filed with the Commission on August 14, 2025 and incorporated herein by reference)

10.58

Equipment Sales Agreement between Viking Ozone Technology, LLC and Box 03 International S.A., dated September 19, 2025 (Filed as Exhibit 10.1 to Camber’s Current Report on Form 8-K, filed with the Commission on September 22, 2025 and incorporated herein by reference)

14.1*	Code of Ethics and Business Conduct

19.1*	Insider Trading Policy

50

21.1*	Subsidiaries

31.1*	Section 302 Certification of Periodic Report of Principal Executive Officer

31.2*	Section 302 Certification of Periodic Report of Principal Financial Officer

32.1**	Section 906 Certification of Periodic Report of Principal Executive Officer

32.2**	Section 906 Certification of Periodic Report of Principal Financial Officer

99.1	Second Amended and Restated Audit Committee Charter (Filed as Exhibit 99.1 to Camber’s Annual Report on Form 10-K, filed with the Commission on May 12, 2025 and incorporated herein by reference)

99.2

Second Amended and Restated Compensation Committee Charter (Filed as Exhibit 99.2 to Camber’s Annual Report on Form 10-K, filed with the Commission on May 12, 2025 and incorporated herein by reference)

99.3

Second Amended and Restated Nominating and Corporate Governance Committee Charter (Filed as Exhibit 99.3 to Camber’s Annual Report on Form 10-K, filed with the Commission on May 12, 2025 and incorporated herein by reference)

99.4

Letter to Shareholders in Accordance with NRS 78.0296 (Furnished as Exhibit 99.1 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

97.1

Compensation Recovery Policy (Filed as Exhibit 97.1 to our Annual Report on Form 10-K/A for the year ended December 31, 2023, filed with the Commission on August 26, 2024 and incorporated herein by reference)

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

51