Form 10-Q
period 2026-03-31
CAMBER ENERGY, INC.
filed 2026-05-11
CIK 1309082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number: 001-32508

Camber Energy, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-2660243
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12 Greenway Plaza, Suite 1100 Houston, TX 77046

(Address of principal executive offices)

(281) 404 4387

(Registrant’s telephone number, including area code)

__________________________________________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 11, 2026, the registrant had 281,786,525 shares of common stock outstanding.

CAMBER ENERGY, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMBER ENERGY, INC. Condensed Consolidated Balance Sheets (Unaudited)

	At March 31, 2026	At December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$293,794	$279,525
Inventory, net	863,469	901,449
Insurance proceeds receivable	10,286,000	-
Prepaids and other current assets	282,559	57,850
Note receivable from related party	-	342,974
Total current assets	11,725,822	1,581,798

Intangible assets - Variable Interest Entities	15,433,536	15,433,536
Investment in unconsolidated entity	2,931,360	2,824,126
TOTAL ASSETS	$30,090,718	$19,839,460

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and other accrued expenses	$5,546,551	$5,061,330
Accrued interest	8,592,548	8,187,791
Accrued litigation settlement	10,286,000	-
Undistributed revenues and royalties	1,637,251	1,637,251
Due to related parties	1,338,330	1,338,330
Current portion of long-term debt - net of debt discount	45,541,300	1,202,956
Total current liabilities	72,941,980	17,427,658
Long-term debt - net of current portion and debt discount	152,715	43,698,407
Contingent obligations	1,435,757	1,435,757
Asset retirement obligation	646,360	646,360
TOTAL LIABILITIES	75,176,812	63,208,182

Commitments and contingencies (Note 11)	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock Series A, $0.001 par value, 50,000 shares authorized, 28,092 shares issued and outstanding as of March 31, 2026 and December 31, 2025	28	28
Preferred stock Series G, $0.001 par value, 25,000 authorized, 5,272 shares issued and outstanding as of March 31, 2026 and December 31, 2025. Liquidation preference of nil	5	5
Common stock, $0.001 par value, 500,000,000 shares authorized, 281,686,525 shares issued and outstanding as of March 31, 2026 and December 31, 2025	281,687	281,687
Additional paid-in capital	162,845,423	162,845,423
Accumulated deficit	(214,578,297)	(212,901,381)
Parent’s stockholders’ deficit in Camber Energy, Inc.	(51,451,154)	(49,774,238)
Non-controlling interest	6,365,060	6,405,516
TOTAL STOCKHOLDERS’ DEFICIT	(45,086,094)	(43,368,722)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$30,090,718	$19,839,460

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue
Power generation units and parts	$-	$3,759,080
Service and repairs	-	2,470,255
Total revenue	-	6,229,335

Operating expenses
Cost of goods sold	-	4,648,824
General and administrative	622,852	3,224,436
Depreciation, depletion & amortization	-	136,847
Total operating expenses	622,852	8,010,107

Loss from operations	(622,852)	(1,780,772)

Other income (expense)
Interest expense	(409,426)	(493,358)
Amortization of debt discount	(793,381)	(793,381)
Change in fair value of investment in unconsolidated entity	107,234	-
Change in fair value of derivatives	-	(266,891)
Other income (expense)	1,053	142,749
Total other expense, net	(1,094,520)	(1,410,881)

Net loss before income taxes	(1,717,372)	(3,191,653)
Income tax benefit (expense)	-	-
Net loss	(1,717,372)	(3,191,653)
Net loss attributable to non-controlling interest	(40,456)	(474,560)
Net loss attributable to Camber Energy, Inc.	$(1,676,916)	$(2,717,093)

Loss per common share, basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares outstanding, basic and diluted	281,686,525	264,634,588

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2026	2025

Net loss	$(1,717,372)	$(3,191,653)
Foreign currency translation adjustment	-	84,272

Total comprehensive loss	(1,717,372)	(3,110,381)

Less comprehensive loss attributable to non-controlling interest
Loss attributable to non-controlling interest	(40,456)	(474,560)
Foreign currency translation adjustment attributable to non-controlling interest	-	33,287

Comprehensive loss attributable to non-controlling interest	(40,456)	(441,273)

Comprehensive loss attributable to Camber Energy, Inc.	$(1,676,916)	$(2,669,108)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2026	2025

Cash flows from operating activities:
Net loss	$(1,717,372)	$(3,191,653)
Adjustments to reconcile net loss to cash provided by (used) in operating activities:
Change in fair value of investment	(107,234)	-
Change in fair value of derivative liability	-	266,891
Depreciation, depletion and amortization	-	136,847
Amortization of right-of-use assets	-	410,832
Amortization of debt discount	793,381	793,381
Foreign currency translation adjustment	-	84,272
Changes in operating assets and liabilities:
Accounts receivable, net	-	847,502
Inventory	37,980	1,316,401
Insurance proceeds receivable	(10,286,000)	-
Prepaids and other current assets	(224,709)	(218,355)
Accounts payable and other accrued expenses	485,221	(260,171)
Accrued interest	404,757	414,052
Accrued litigation settlement	10,286,000	-
Due to related parties	-	200,464
Customer deposits	-	(167,027)
Operating lease liabilities	-	(391,476)
Net cash provided by (used in) operating activities	(327,976)	241,960

Cash flows from investing activities:
Acquisition of fixed assets	-	(16,136)
Payment received on note receivable from related party	342,974	-
Net cash used in investing activities	342,974	(16,136)

Cash flows from financing activities:
Repayment of long-term debt	(729)	(702)
Advances from (repayment of) bank credit facility	-	(154,676)
Repayment of promissory notes, related parties	-	(16,170)
Net cash provided by (used in) financing activities	(729)	(171,548)

Net increase in cash	14,269	54,276
Cash and cash equivalents, beginning of period	279,525	114,648

Cash and cash equivalents, end of period	$293,794	$168,924

Supplemental Cash Flow Information:
Cash paid for:
Interest	$4,669	$79,306
Income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of shares on true-up of Series C Preferred Stock	$-	$1,063,265
Acquisition of right of use assets through operating lease	$-	$289,896

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)

For the three months ended March 31, 2026

	Preferred Stock		Preferred Stock				Additional			Total
	Series A		Series G		Common Stock		Paid-in	Accumulated	Noncontrolling	Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Interest	Deficit

Balances at December 31, 2025	28,092	$28	5,272	$5	281,686,525	$281,687	$162,845,423	$(212,901,381)	$6,405,516	$(43,368,722)

Net loss	-	-	-	-	-	-	-	(1,676,916)	(40,456)	(1,717,372)

Balances at March 31, 2026	28,092	$28	5,272	$5	281,686,525	$281,687	$162,845,423	$(214,578,297)	$6,365,060	$(45,086,094)

For the three months ended March 31, 2025

	Preferred Stock Series A		Preferred Stock Series C		Preferred Stock Series G		Preferred Stock Series H		Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Loss	Deficit	Interest	Total
Balances at December 31, 2024	28,092	$28	30	$1	5,272	$5	-	$-	258,136,858	$258,137	21,574,679	$3,451,949	$159,411,262	$(134,916)	$(208,492,886)	$7,686,763	$(37,819,657)

Common shares issued on true-up of Series C preferred stock	-	-	-	-	-	-	-	-	6,645,406	6,645	(6,645,406)	(1,063,265)	1,056,620	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	84,272	-	-	84,272
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,717,093)	(474,560)	(3,191,653)

Balances at March 31, 2025	28,092	$28	30	$1	5,272	$5	-	$-	264,782,264	$264,782	14,929,273	$2,388,684	$160,467,882	$(50,644)	$(211,209,979)	$7,212,203	$(40,927,038)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Company Overview and Operations

Camber Energy, Inc. (“Camber”) through its wholly-owned subsidiary, Viking Energy, Inc. (“Viking”), is a growth-oriented diversified company with interests in innovative industry-changing technologies. Our existing portfolio of such innovative technologies includes: (i) a majority interest in an entity with intellectual property rights to a fully developed, patented, proprietary medical and bio-hazard waste treatment system using ozone technology, (ii) a majority interest in entities with the intellectual property rights to fully developed, patented and patent pending, proprietary electric transmission and distribution broken conductor protection systems, and (iii) a license to a patented clean energy and carbon-capture system with exclusivity in Canada and for multiple locations in the United States. Camber also has an interest in Simson-Maxwell Ltd. (“Simson-Maxwell”), a Canadian corporation, that provides custom energy and power solutions to commercial and industrial clients in North America (see Note 4).

Medical Waste Disposal System Using Ozone Technology:

Viking owns a 51% interest in Viking Ozone Technology, LLC (“Viking Ozone”), which owns the intellectual property rights to a patented, proprietary medical and biohazard waste treatment system using ozone technology. The technology is designed to be a sustainable alternative to incineration, chemical, autoclave and heat treatment of bio-hazardous waste, and for the treated waste to be classified as renewable fuel for waste-to-energy (“WTE”) facilities in many locations around the world.

Broken Conductor Protection Technologies:

Viking owns a 51% interest in three entities, Viking Sentinel Technology, LLC (“Viking Sentinel”), Viking Protection Systems, LLC (“Viking Protection”) and Viking Distribution Solutions, LLC (“Viking Distribution”), that own the intellectual property rights to patented and patent pending proprietary electric transmission and distribution broken conductor protection systems.

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

Clean Energy and Carbon-Capture System:

Viking holds an exclusive intellectual property license from ESG Clean Energy, LLC (“ESG”) and Scuderi Group, Inc., to utilize ESG’s patent rights and know-how related to stationary electric power generation and heat and carbon dioxide capture. The intellectual property license includes the patents and/or patent applications related to this technology and provides Viking with the right to use the technology at up to 25 sites in the U.S. and an unlimited number of sites in Canada. During 2025, the value of the license was determined to be impaired and was written down to zero in the consolidated financial statements.

The Company intends to sell, lease and/or sub-license the ESG Clean Energy System to third parties.

Note 2. Going Concern

The Company’s condensed consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $(1,717,372) for the three months ended March 31, 2026, as compared to a net loss of $(3,191,653) for the three months ended March 31, 2025. The loss for the three months ended March 31, 2026, was comprised of, among other things, certain non-cash items, including: (i) amortization of debt discount of ($793,381), and; (ii) a gain on change in fair value of investment of $107,234.

At March 31, 2026, the Company had stockholders’ deficit of $45,086,094, long-term debt, net of current, of $152,715 and a working capital deficiency of $61,216,158. The largest components of current liabilities creating this working capital deficiency was current portion of long-term debt of $45,541,300, accrued interest of $8,474,849, amounts due to related parties of $1,338,330, and related party accounts payable of $2,032,000.

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

b) Basis of Consolidation

The unaudited condensed consolidated financial statements presented herein reflect the consolidated financial results of the Company, its wholly-owned subsidiary, Viking Energy Group, Inc. (“Viking”), the wholly-owned subsidiary of Viking (Petrodome Energy, LLC), and Viking’s majority interest in Simson-Maxwell from January 1 through March 31, 2025.

Viking holds a 51% ownership interest in Viking Ozone, Viking Protection, Viking Sentinel and Viking Distribution. These entities were formed to facilitate the monetization of acquired intellectual properties (see Note 6). These entities are variable interest entities in which the Company owns a controlling financial interest; consequently, these entities are also consolidated.

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

e) Financial Instruments

Accounting Standards Codification, “ASC” Topic 820-10, “Fair Value Measurement” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 820-10 defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measurement. The carrying amounts reported in the condensed consolidated balance sheets for accrued expenses and other current liabilities, accounts payable, amounts due to related parties each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

At March 31, 2026, the significant inputs to the Company’s investment in Simson-Maxwell was a Level 3 input.

Assets measured at fair value as of and for the three months ended March 31, 2026 are classified below based on the fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gain/ (loss) (quarter ended Mar. 31, 2026)

Financial assets:
Investment in Simson-Maxwell	$-	$-	$2,931,360	$107,234

See Note 4 for the assumptions used in determining the fair value of the investment in Simson-Maxwell.

f) Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investment securities that have original maturities of three months or less. Accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company’s cash balances may at times exceed the FDIC insured limits.

g) Inventory

Inventories are stated at the lower of cost or net realizable value, and consist of parts, equipment and work-in-process. Work-in-process and finished goods included the cost of materials, direct labor and overhead. At the closing of each reporting period, the Company evaluates its inventory in order to adjust the inventory balance for obsolete and slow-moving items.

Inventory consisted of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Units and work-in-process	$686,415	$686,415
Parts	177,054	215,034
	863,469	901,449
Reserve for obsolescence	-	-
	$863,469	$901,449

h) Intangible Assets

Intangible assets include amounts related to the Company’s patents and intellectual property owned by Viking Ozone, Viking Protection, Viking Sentinel and Viking Distribution.

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

i) Investment in Unconsolidated Entity

Since the beginning of the fourth quarter of 2025, the Company accounts for its non-controlling interest in Simson-Maxwell at fair value as the Company is not able to exercise significant influence over this investment. Under the fair value method, the Company adjusts the carrying value of its investment for changes in fair value and records the amount of the change in fair value in the condensed consolidated statement of operations.  During the second and third quarters of 2025, the Company accounted for this investment under the equity method.  See Note 4 for further details regarding the structure of this investment.

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

l) Accounting for Asset Retirement Obligations

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

The Company has no oil and gas assets. The asset retirement obligation balance at March 31, 2026 and December 31, 2025 is in respect of Petrodome’s prior working interest in an abandoned offshore well which was the subject of a decommissioning order (the “Order”) issued by the Bureau of Safety and Environmental Enforcement (“BSEE”) in April 2019 to which Petrodome was a named party. Petrodome filed an appeal with the Interior Board of Land Appeals (“IBLA”) in 2019. Petrodome and the BSEE subsequently jointly requested, and received, a stay of the Order from the IBLA that remained in effect at March 31, 2026. The Company understands that decommissioning activity has begun and will retain this obligation pending resolution of the Order.

m) Undistributed Revenues and Royalties

The Company recorded a liability for cash collected from oil and gas sales that is due to royalty and working interest owners. The amounts were distributed in accordance with the working interests of the respective owners. The balance at March 31, 2026 and December 31, 2025 represents the value of payments issued to working interest and royalty owners with respect to the Company’s previously owned oil & gas assets that have not been cashed.

n) Subsequent events

The Company has evaluated all subsequent events from March 31, 2026 through the issuance date of these financial statements (Note 13).

Note 4. Investment in Simson-Maxwell

Viking acquired a controlling interest in Simson Maxwell in 2021 and consolidated Simson Maxwell’s financial statements in the Company’s consolidated financial statements.

On April 1, 2025, Viking entered into a Share Subscription Agreement (“SSA”) with T&T Power Group Inc. (“T&T”), Remora EQ LP, Simmax Corp., and Simson-Maxwell. The SSA related to a restructuring of the ownership of Simson-Maxwell that resulted in Camber ceasing to have a controlling interest in Simson-Maxwell.  Following the closing of the transaction in the SSA, T&T and Viking are the shareholders of Simson-Maxwell. T&T owns 51% of Simson-Maxwell’s  outstanding common shares and Viking owns the remaining 49%. Viking did not sell or purchase any shares in connection with the transaction.  As a result of the reduction in Viking’s ownership interest and ceasing to have control over Simson-Maxwell, Camber deconsolidated the financial statements of Simson-Maxwell on April 1, 2025 and accounted for its investment in Simson-Maxwell under the equity method through September 30, 2025.  Under the equity method, the Company recognized its share of earnings (losses) in Simson Maxwell in its consolidated statement of operations. During the quarter ended December 31, 2025, the Company determined that it was not able to exercise significant influence over this investment and, as a result, began accounting for this investment at fair value.

On April 1, 2025, Viking also entered into a shareholders agreement with T&T and Simson-Maxwell which governs the ownership and management of Simson-Maxwell. This agreement contains a call and a put option. Consequently, the fair value of the Company’s investment in Simson Maxwell is calculated to be the present value at the reporting date (using a discount rate of 15%) of the call option included in the shareholder agreement under which T&T has the option to purchase the Company’s remaining shares in Simson-Maxwell at any time within the 36 months following the transaction date for CAD $5.75 million ($4.2 million). If T&T does not exercise its option above, Viking has the option, exercisable at any time after 36 months, to require T&T to purchase Viking’s 49% ownership interest for CAD $7.75 million (approximately $5.7 million).

The adjustment to the fair value of the investment in Simson-Maxwell at March 31, 2026 was as follows:

Value of investment at December 31, 2025	$2,824,126
Change in the fair value of the investment	107,234
Fair value of investment at March 31, 2026	$2,931,360

Note 5. Note Receivable from Related Party

On April 1, 2025, Simson-Maxwell issued two unsecured promissory notes totaling CAD $939,403 ($656,101) to Viking to restructure amounts owed to Viking at the closing date of the Share Subscription Agreement described in Note 1. The promissory notes earn interest at the rate of 20% per annum and matured on December 1, 2025 and May 31, 2026, respectively. If the principal of each promissory note was paid in full on or before the respective maturity date, all interest otherwise owing under each promissory note would be waived.

The Company expected the promissory notes to be paid on or before the maturity date and therefore did not accrue interest income on the notes. The first promissory note was paid at maturity on December 1, 2025. The second promissory note was paid prior to its maturity date on February 27, 2026.

Note 6. Intangible Assets - Variable Interest Entities (“VIE’s”)

The Company holds a 51% interest in four VIE’s – Viking Ozone, Viking Protection, Viking Sentinel and Viking Distribution – which were formed in order to acquire and monetize the patents and intellectual property for the Company’s medical waste disposal and broken conductor protection technologies.

The initial accounting for these acquisitions was as follows:

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

Contingent Consideration

As part of the initial acquisition of Viking Ozone, the Company agreed to issue additional consideration of 3,333,333 common shares upon the sale of 5 units and an additional 1,666,667 shares upon the sale of 10 units.

As part of the initial acquisition of Viking Protection, the Company agreed to issue additional consideration to the seller in either cash or shares of Series H Preferred stock (convertible into common shares at defined conversion prices), at the seller’s option, upon the attainment of certain unit sales volumes of the broken conductor technology, as follows:

Unit Sales Volume	Additional Purchase Price	No. of Series H Preferred Shares	Conversion Price per Share	No. Underlying Common Shares
10,000 units	$1,000,000	100	$0.75	1,333,333
20,000 units	2,000,000	200	1.00	2,000,000
30,000 units	3,000,000	300	1.25	2,400,000
50,000 units	4,000,000	400	1.50	2,666,667
100,000 units	6,000,000	600	2.00	3,000,000
	$16,000,000	1,600		11,400,000

At March 31, 2026 no additional shares were required to or have been issued.

Note 7. Related Party Transactions

The Company’s CEO and Director, James Doris, renders professional services to the Company through AGD Advisory Group, Inc., an affiliate of Mr. Doris’s. For the three month period ended March 31, 2026 and 2025, the Company paid or accrued $150,000 in fees to AGD Advisory Group, Inc. At March 31, 2026 and December 31, 2025, the total amount due to AGD Advisory Group, Inc. was $1,695,000 and $1,545,000, respectively, and is included in accounts payable.

At March 31, 2026 and December 31, 2025, the Company’s CEO and Director, James Doris, has provided advances to the Company in the amount of $1,338,330. The advances are non-interest bearing with no fixed repayment terms and are included in “Due to related parties”.

The Company’s CFO, John McVicar, renders professional services to the Company through 1508586 Alberta Ltd., an affiliate of Mr. McVicar’s. For the three month period ended March 31, 2026 and 2025, the Company paid or accrued $90,000 in fees to 1508586 Alberta Ltd. At March 31, 2026 and December 31, 2025, the total amount due to 1508586 Alberta Ltd. was $150,000 and $105,000, respectively, and is included in accounts payable.

The Company paid or accrued $40,000 in Directors Fees for the three month periods ended March 31, 2026 and 2025. At March 31, 2026 and December 31, 2025, the total amount due to the Directors was $187,000 and $160,000, respectively, and is included in accounts payable.

Note 8. Non-controlling Interests

The following discloses the effects of the Company’s ownership interest in Viking Ozone, Viking Sentinel, Viking Protection, Viking Distribution and Simson-Maxwell, in the aggregate, and on the Company’s equity at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Non-controlling interest – beginning	$6,405,516	$7,686,763
Deconsolidation of investment in Simson-Maxwell	-	(363,220)
Investment in Viking Distribution	-	96
Net loss attributable to non-controlling interest	(40,456)	(918,123)
Non-controlling interest – ending	$6,365,060	$6,405,516

Note 9. Long-Term Debt and Other Short-Term Borrowings

Long-term debt and other short-term borrowings consisted of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

Long-term debt:

Note payable to Discover, pursuant to a Secured Promissory Note dated December 24, 2021 and funded on January 3, 2022 in the original amount of $26,315,789 with interest and principal due at maturity on January 1, 2027. The note bears interest at a rate of 3.25% as of the effective date and is secured by lien on substantially all of the Company’s assets.	$26,315,789	$26,315,789

Note payable to Discover pursuant to a 10.0% Secured Promissory Note dated April 23, 2021 in the original amount of $2,500,000 with interest and principal due at maturity on January 1, 2027. Pursuant to an amendment dated December 24, 2021 the interest rate was adjusted to 3.25% as of the amendment date. The note is secured by a lien on substantially all of the Company’s assets.	2,500,000	2,500,000

Note payable to Discover, pursuant to a 10.0% Secured Promissory Note dated December 22, 2020 in the original amount of $12,000,000 with interest and principal due at maturity on January 1, 2027. Pursuant to an amendment dated December 24, 2021 the interest rate was adjusted to 3.25% as of the amendment date. The note is secured by a lien on substantially all of the Company’s assets.	12,000,000	12,000,000

Note payable to Discover, pursuant to a 10.0% Secured Promissory Note dated December 11, 2020 in the original amount of $6,000,000 with interest and principal due at maturity on January 1, 2027. Pursuant to an amendment dated December 24, 2021 the interest rate was adjusted to 3.25% as of the amendment date. The note is secured by a lien on substantially all of the Company’s assets.	6,000,000	6,000,000

Loan of $150,000 dated July 1, 2020 from the U.S. Small Business Administration. The loan bears interest at 3.75% and matures on July 28, 2050. The loan is payable in monthly installments of $731 with the remaining principal and accrued interest due at maturity. Installment payments were originally due to start 12 months from the date of the note but the date was extended to January 2023. Accrued interest from the original installment due date to January 2023 was capitalized to the loan principal balance.	155,699	156,428

Convertible promissory note payable to FK Venture, LLC dated April 7, 2025. The note bears interest at a rate of 10% per annum and matures on September 30, 2026. The Company may prepay the note in whole or in part, provided that if prepayment occurs within twelve months of issuance, the Company must pay a minimum of twelve months’ interest. At any time prior to the Maturity Date, the investor may elect to convert the outstanding principal and any accrued but unpaid interest into shares of the Company’s common stock at a fixed conversion price of $0.15 per share.	1,200,000	1,200,000

Total long-term debt	48,171,488	48,172,217
Less current portion	(48,018,773)	(1,202,956)
Debt discount on current portion of note payable to Discover	2,477,473	-
Current portion, net of debt discount	(45,541,300)	(1,202,956)
Long-term debt, net of current portion	152,715	46,969,261
Debt discount on note payable to Discover	-	(3,270,854)
Total long-term debt, net of current portion and debt discount	$152,715	$43,698,407

Principal maturities of long-term debt for the next five years and thereafter are as follows:

At March 31,
	Principal	Unamortized Discount	Net
2027	$48,018,773	$(2,477,473)	$45,541,300
2028	3,098	-	3,098
2029	3,216	-	3,216
2030	3,339	-	3,339
2031	3,466	-	3,466
Thereafter	139,596	-	139,596

	$48,171,488	$(2,477,473)	$45,694,015

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

(ii) Series C Redeemable Convertible Preferred Stock

The Series C Preferred Stock contained an embedded derivative due to the potential conversion into a variable number of shares of common stock. Conversion of the face value of the Series C Preferred Stock was fixed at $162.50 per share of common stock. The Stock also included a Conversion Premium which was convertible into shares of common stock based on a variable that was not an input to the fair value of a fixed-for-fixed option as defined in FASB ASC 815-40 and was therefore a derivative liability recorded at fair value.

The Company determined the redemption value of the face value of the Series C Preferred Stock to be the fair value of the shares of common stock issuable to satisfy the conversion of the face value of the Series C Preferred Stock. The fair value of the Conversion Premium was determined to be the fair value of the shares required to satisfy the Conversion Premium.

At March 31, 2025 there were 30 shares of Series C Preferred Stock outstanding, which were convertible into 1,846 common shares. The Conversion Premium associated with the outstanding shares at that date was estimated to be 26,689,091 common shares. For the three months ended March 31, 2025, the Company recorded an expense of $266,891 related to the change in the fair value of the Conversion Premium.

During the second quarter of 2025, the holder converted a total of 19 shares of Series C Preferred Stock in exchange for 16,904,261 shares of common stock and agreed to cancel the remaining 11 outstanding shares of Series C Preferred Stock. Additionally, the holder agreed to waive its entitlement to any further additional shares due from prior conversions. At March 31. 2026 and December 31, 2025, no shares of Series C Preferred Stock were outstanding and the balance of common stock to be issued on true-up of prior Series C Preferred stock conversions was nil.

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

At March 31, 2026, none of the outstanding notes had been paid in full and the 5,272 shares which remained outstanding were not convertible.

(c) Warrants

The following table represents stock warrant activity at and for the three months ended March 31, 2026 and 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding – December 31, 2025	2,033,334	$0.83	2.01 years	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/expired/cancelled	-	-	-	-

Warrants Outstanding – March 31, 2026	2,033,334	$0.83	1.77 years	$-

Outstanding Exercisable – March 31, 2026	2,033,334	$0.83	1.77 years	$-

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding – December 31, 2024	2,341,416	$0.86	2.55 years	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/expired/cancelled	-	-	-	-

Warrants Outstanding – March 31, 2025	2,341,416	$0.86	2.31 years	$-

Outstanding Exercisable – March 31, 2025	2,341,416	$0.86	2.31 years	$-

Note 11. Commitments and Contingencies

Legal matters

From time-to-time suits and claims against Camber arise in the ordinary course of Camber’s business, including contract disputes and title disputes. Camber records reserves for contingencies when information available indicates that a loss is probable, and the amount of the loss can be reasonably estimated.

On June 15, 2022, a Petition for Damages  (Danny Paul Gastal and Ignatius Hoffpauir v. Petrodome Operating, LLC, et. al.) was filed in The 15th Judicial District Court for the Parish of Acadia in the State of Louisiana against a wholly-owned subsidiary of Petrodome Energy, LLC (“Petrodome”) and two other parties (collectively, the “Defendants”) related to a flowline leak on a salt-water disposal well owned by a third party and operated by Petrodome. The owner of the property where the leak occurred and his tenant farmer (collectively, the “Plaintiffs”) alleged environmental damage as a result of the leak and sought damages for the cost of remediation, loss of use and loss of income. Subsequently, the suit was amended to name the insurers of both Petrodome and the well owner.

Petrodome and the well owner made a “limited admission” of liability for environmental damage under Louisiana Code of Civil Procedure article 1563 and La. R.S. 30:29 and presented a “most feasible plan” to remediate the property to the Louisiana Department of Conservation & Energy (“LDCE”) at a January 6, 2026 public hearing. The LDCE approved the plan which is expected to cost approximately $286,000 to implement.

On or about April 24, 2026, the parties reached a settlement agreement pursuant to which the Defendants agreed to pay the Plaintiffs approximately $10.3 million for damages and to fund and implement the LDCE-approved remediation plan and to diligently perform whatever remediation, restoration, clean-ups, investigation(s), evaluation(s), testing, and/or other work, if any, that the LDCE deems necessary in order to obtain the required no further action letter for the limited admission area.  The Company believes that the settlement amount will be fully funded by applicable insurance policies maintained by Petrodome and the well owner. The settlement liability and the insurance proceeds receivable have been recorded in the Company’s condensed consolidated financial statements at and for the three months ended March 31, 2026. The settlement of this claim did not have any impact on the Company’s consolidated results of operations or net cash flows.

Note 12. Segmented Information

The Company operates as one reportable segment. The Company’s chief operating decision maker is the Chief Executive Officer, who reviews financial information presented on a consolidated basis. Performance is evaluated and resources allocated based upon the progress and projected financial requirements to advance each technology towards commercialization.

Note 13. Subsequent Events

On April 17, 2026, Viking Ozone Technology, LLC (“VOT”), a majority-owned subsidiary of Viking, entered into a loan arrangement with an Investor whereby VOT issued the Investor a promissory note in the principal amount of $500,000 (the “Note”). The Note bears interest at a fixed rate equal to 10% of the principal amount and matures on the earlier of (i) April 15, 2027; or (ii) the receipt by the Company of proceeds from the unconditional sale of the Company’s VKIN-300 waste treatment unit identified in the Note.

On May 8, 2026, pursuant to the Unanimous Consent of its Board of Directors, the Company issued a Common Stock Warrant to 1508586 Alberta Ltd. (the “Holder”), an affiliate of the Company’s CFO, entitling the Holder to purchase up to 500,000 shares of common stock of the Company at an exercise price of $0.001 per share at any time between May 8, 2026 and May 8, 2031.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 or the Reform Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earning, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions of performance; and statements of belief; and any statements of assumptions underlying any of the foregoing. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: our ability to raise capital and the terms thereof; ability to successfully commercialize our technologies and generate revenues therefrom; competition within our industries; adverse changes in government regulations or policies; dependence on key personnel; and other factors referenced in this Form 10-Q.

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

A summary of the applicable patents, pending patents and/or patent applications associated with the intellectual property owned by Viking Sentinel, Viking Protection and/or Viking Distribution as at the date hereof is as follows:

Application #	Description	Application Filed	Notice of Allowance Received	Patent Issued
U.S. No. 17/672,422	Electric Transmission Line Ground Fault Prevention Methods Using Dual, High Sensitivity Monitoring	Yes	Yes	Yes
U.S. No. 17/693,504	Electric Transmission Line Ground Fault Prevention Systems Using Dual, High Sensitivity Monitoring	Yes	Yes	Yes
U.S. No. 17/821,651	Electric Transmission Line Ground Fault Prevention systems using dual parameter monitoring with high sensitivity relay devices in parallel with low sensitivity relay devices	Yes	Yes	Yes
U.S. No. 18/227,670	Electric Transmission Line Ground Fault Prevention Methods Using Multi-Parameter High Sensitivity Monitoring	Yes	Yes	Yes
U.S. No. 17/300,485	End of Line Protection with Trip-Signal Engaging	Yes	Yes	Yes
U.S. No. 17/628,545	End of Line Protection with Blocking	Yes	Yes	Yes
International Application No. PCT/US2024/010627	Electric Transmission Line Ground Fault Prevention Methods Using Multi-Parameter High Sensitivity Monitoring	Yes	No	No
US No. 18/064,152	Electric Distribution Line Ground Fault Prevention Systems Using Dual, High Sensitivity Monitoring With High Sensitivity Relay Devices	Yes	Yes	Yes
PCT INT’L Application PCT/US23/83181	Electric Distribution Line Ground Fault Prevention Systems Using Dual, High Sensitivity Monitoring With High Sensitivity Relay Devices	Yes	No	No
US No. 12,407,184 B2	Distribution Line Ground Fault Prevention With Blown Fuse Protection on Single Phase	Yes	Yes	Yes
US Application SN 18/920,865	Electric Distribution Line Ground Fault Prevention Device Using Dual Parameter High Sensitivity Monitoring Small Current Reduction With Small Increase in Negative Sequence Current	Yes	Yes	Yes
US Application 19/362,887	Electric Distribution Line Ground Fault Prevention Systems Using Dual Parameter High Sensitivity Relay	Yes	No	No

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

In July 2025, ESG filed a voluntary bankruptcy petition under Chapter 11 with the Massachusetts Bankruptcy Court. At the time of filing, ESG had not yet constructed and put into commercial operation the carbon capture or water removal systems at its power generation facility in Massachusetts. There is currently significant uncertainty as to whether ESG and/or Scuderi will be able to fully complete and commercialize its technology, which is necessary for the Company to market the technology and practically benefit from rights and entitlements under the license. During 2025, the value of the license was determined to be impaired and was written down to zero in the consolidated financial statements.

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

Going Concern Qualification

The Company’s condensed consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $(1,717,372) for the three months ended March 31, 2026, as compared to a net loss of $(3,191,653) for the three months ended March 31, 2025. The loss for the three months ended March 31, 2026, was comprised of, among other things, certain non-cash items, including: (i) amortization of debt discount of ($793,381), and; (ii) a gain on change in fair value of investment of $107,234.

At March 31, 2026, the Company had stockholders’ deficit of $45,086,094, long-term debt, net of current, of $152,715 and a working capital deficiency of $61,216,158. The largest components of current liabilities creating this working capital deficiency was current portion of long-term debt of $45,541,300, accrued interest of $8,474,849, amounts due to related parties of $1,338,330, and related party accounts payable of $2,032,000.

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

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the three months ended March 31, 2026 and 2025, should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 30, 2026.

Liquidity and Capital Resources

Working Capital:	At March 31,
	2026	2025

Current assets	$11,725,822	$11,788,105
Current liabilities	72,941,980	31,609,755
Working capital deficit	$(61,216,158)	$(19,821,650)

Cash Flows:	Three Months Ended March 31,
	2026	2025

Net cash provided by (used in) operating activities	$(327,976)	$241,960
Net cash provided by (used in) investing activities	342,974	(16,136)
Net cash (used in) financing activities	(729)	(171,548)
Increase in cash during the period	14,269	54,276
Cash and cash equivalents, beginning of period	279,525	114,648
Cash and cash equivalents, end of period	$293,794	$168,924

Net cash flows from operating activities were $(327,976) during the three months ended March 31, 2026, as compared to $241,960 in the comparable period in 2025. The decrease was the result of a lower net positive change in operating assets and liabilities, partially offset by lower cash operating losses.

Net cash flows from investing activities increased to $342,974 during the three months ended March 31, 2026, as compared to $(16,136) in the comparable period in 2025 due primarily to the payment of the note receivable from Simson-Maxwell and no fixed asset additions.

Net cash flows from financing activities improved to $(729) during the three months ended March 31, 2026, as compared to $(171,548) in the comparable period in 2025 due to lower debt repayments.

Three months ended March 31, 2026, compared to the three months ended March 31, 2025

The Company operates as one reportable segment. The Company’s chief operating decision maker is the Chief Executive Officer, who reviews financial information presented on a consolidated basis. Performance is evaluated and resources allocated based upon the progress and projected financial requirements to advance each technology towards commercialization.

Summary information on our consolidated results for the three months ended March 31, 2026 and 2025 is presented below.

	Three Months ended March 31,
	2026	2025

Revenue	$-	$6,229,335
Operating expenses	622,852	8,010,107
Loss from operations	(622,852)	(1,780,772)
Other income (expense)	(1,094,520)	(1,410,881)
Net loss before income taxes	(1,717,372)	(3,191,653)
Income taxes	-	-
Net loss	$(1,717,372)	$(3,191,653)

Revenue

The Company did not generate any revenue in the three months ended March 31, 2026. In the prior period, the Company consolidated the revenues of Simson-Maxwell.

Expenses

The Company’s operating expenses decreased to $622,852 for the three-month period ended March 31, 2026, from $8,010,107 in the corresponding prior year three-month period. The significant decrease reflects the impact of the deconsolidation of Simson-Maxwell’s results. Excluding Simson-Maxwell, operating expenses were 10% lower than the prior year.

Loss from Operations

The loss from operations decreased by $1,157,920 for the three-month period ended March 31, 2026 as compared to the corresponding prior year three-month period due to the factors noted above.

Other Income (Expense)

The Company had other expense, net, of $(1,094,520) for the three months ended March 31, 2026, as compared to other expense, net of $(1,410,881) for the three months ended March 31, 2025. The lower expense was due primarily to a decrease in expense related to the change in fair value of derivative liability.

Net Loss

The net loss decreased by $1,474,281 for the three-month period ended March 31, 2026 as compared to the corresponding prior year three-month period due to the factors noted above.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed consolidated financial statements are prepared and actual results could differ from our estimates and such differences could be material. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our condensed consolidated financial statements, as well as the sufficiency of the disclosures pertaining to our accounting policies in the footnotes accompanying our condensed consolidated financial statements. Described below are the most significant policies we apply in preparing our condensed consolidated financial statements, some of which are subject to alternative treatments under GAAP. We also describe the most significant estimates and assumptions we make in applying these policies. See “Note 3 - Summary of Significant Accounting Policies” to our condensed consolidated financial statements.

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

Intangible Assets

Intangible assets include the Company’s investments in Viking Ozone, Viking Sentinel, Viking Protection and Viking Distribution.

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

Investment in Unconsolidated Entity

The Company accounted for its non-controlling interest in Simson-Maxwell, an unconsolidated entity, under the equity method of accounting from April 1 through September 30, 2025. During the quarter ended December 31, 2025, the Company determined that it was not able to exercise significant influence over this investment and as a result, beginning with the quarter ended December 31, 2025, accounts for this investment at fair value. Under the fair value method, the Company adjusts the carrying value of its investment for changes in fair value and records the amount of the change in fair value in the condensed consolidated statement of operations.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures were not effective.

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

Management of the Company is addressing the second material weakness by seeking the assistance of subject matter experts for accounting advice on complex matters but is not presently able to remediate the lack of segregation of duties or the lack of review and approval of financial information prepared by the CFO. Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and the Company’s internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There were no changes in Internal Control Over Financial Reporting during the quarter ended March 31, 2026.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of commercial operations in the normal course of business. As of March 31, 2026, other than the matter described below, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

On June 15, 2022, a Petition for Damages  (Danny Paul Gastal and Ignatius Hoffpauir v. Petrodome Operating, LLC, et. al.) was filed in The 15th Judicial District Court for the Parish of Acadia in the State of Louisiana against a wholly-owned subsidiary of Petrodome Energy, LLC (“Petrodome”) and two other parties (collectively, the “Defendants”) related to a flowline leak on a salt-water disposal well owned by a third party and operated by Petrodome. The owner of the property where the leak occurred and his tenant farmer (collectively, the “Plaintiffs”) alleged environmental damage as a result of the leak and sought damages for the cost of remediation, loss of use and loss of income. Subsequently, the suit was amended to name the insurers of both Petrodome and the well owner.

Petrodome and the well owner made a “limited admission” of liability for environmental damage under Louisiana Code of Civil Procedure article 1563 and La. R.S. 30:29 and presented a “most feasible plan” to remediate the property to the Louisiana Department of Conservation & Energy (“LDCE”) at a January 6, 2026 public hearing. The LDCE approved the plan which is expected to cost approximately $286,000 to implement.

On or about April 24, 2026, the parties reached a settlement agreement pursuant to which the Defendants agreed to pay the Plaintiffs approximately $10.3 million for damages and to fund and implement the LDCE-approved remediation plan and to diligently perform whatever remediation, restoration, clean-ups, investigation(s), evaluation(s), testing, and/or other work, if any, that the LDCE deems necessary in order to obtain the required no further action letter for the limited admission area.  The Company believes that the settlement amount will be fully funded by applicable insurance policies maintained by Petrodome and the well owner. The settlement liability and the insurance proceeds receivable have been recorded in the Company’s condensed consolidated financial statements at and for the three months ended March 31, 2026. The settlement of this claim did not have any impact on the Company’s consolidated results of operations or net cash flows.

ITEM 1A. RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2026, the Company did not issue any unregistered equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

10.1

Form of Promissory Note, dated April 17, 2026, issued by Viking Ozone Technology, LLC. (Filed as Exhibit 10.1 to Camber’s Current Report on Form 8-K, filed with the Commission on April 23, 2026 and incorporated herein by reference)

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

CAMBER ENERGY, INC. (Registrant)

/s/ James Doris	Date: May 11, 2026
Principal Executive Officer

/s/ John McVicar	Date: May 11, 2026
Principal Financial and Accounting Officer

