Form 10-Q
period 2026-06-30
CAMBER ENERGY, INC.
filed 2026-08-13
CIK 1309082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

__________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value Per Share	N/A	N/A

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 13, 2026, the registrant had 281,786,525 shares of common stock outstanding.

CAMBER ENERGY, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMBER ENERGY, INC. Condensed Consolidated Balance Sheets (Unaudited)

	At June 30, 2026	At December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$393,728	$279,525
Inventory, net	863,469	901,449
Prepaids and other current assets	207,365	57,850
Note receivable from related party	-	342,974
Total current assets	1,464,562	1,581,798

Intangible assets - Variable Interest Entities	15,433,536	15,433,536
Investment in unconsolidated entity	3,078,606	2,824,126
TOTAL ASSETS	$19,976,704	$19,839,460

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and other accrued expenses	$5,744,125	$5,061,330
Accrued interest	9,001,802	8,187,791
Undistributed revenues and royalties	1,637,251	1,637,251
Due to related parties	1,238,330	1,338,330
Current portion of long-term debt - net of debt discount	46,943,524	1,202,956
Total current liabilities	64,565,032	17,427,658
Long-term debt - net of current portion and debt discount	151,952	43,698,407
Contingent obligations	1,435,757	1,435,757
Asset retirement obligation	646,360	646,360
TOTAL LIABILITIES	66,799,101	63,208,182

Commitments and contingencies (Note 11)	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock Series A, $0.001 par value, 50,000 shares authorized, 28,092 shares issued and outstanding as of June 30, 2026 and December 31, 2025	28	28
Preferred stock Series G, $0.001 par value, 25,000 authorized, 5,272 shares issued and outstanding as of June 30, 2026 and December 31, 2025. Liquidation preference of nil	5	5
Common stock, $0.001 par value, 500,000,000 shares authorized, 281,786,525 and 281,686,525 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	281,787	281,687
Additional paid-in capital	162,860,229	162,845,423
Accumulated deficit	(216,260,657)	(212,901,381)
Parent’s stockholders’ deficit in Camber Energy, Inc.	(53,118,608)	(49,774,238)
Non-controlling interest	6,296,211	6,405,516
TOTAL STOCKHOLDERS’ DEFICIT	(46,822,397)	(43,368,722)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$19,976,704	$19,839,460

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenue
Power generation units and parts	$-	$-	$-	$3,759,080
Service and repairs	-	-	-	2,470,255
	-	-	-	6,229,335
Operating expenses
Cost of goods sold	-	-	-	4,648,824
General and administrative	692,611	1,223,874	1,315,463	4,448,310
Depreciation and amortization	-	76,963	-	213,810
Total operating expenses	692,611	1,300,837	1,315,463	9,310,944

Loss from operations	(692,611)	(1,300,837)	(1,315,463)	(3,081,609)

Other income (expense)
Interest expense, net	(413,880)	(481,660)	(823,306)	(975,018)
Amortization of debt discount	(802,196)	(802,196)	(1,595,577)	(1,595,577)
Change in fair value of investment	147,246	-	254,480	-
Change in fair value of derivative liability	-	533,782	-	266,891
Equity in earnings of unconsolidated entity	-	132,137	-	132,137
Gain on partial disposal of interest in subsidiary	-	6,169,824	-	6,169,824
Other income	10,232	123,440	11,285	266,189
Total other income (expense), net	(1,058,598)	5,675,327	(2,153,118)	4,264,446

Net income (loss) before income taxes	(1,751,209)	4,374,490	(3,468,581)	1,182,837
Income tax benefit (expense)	-	-	-	-
Net income (loss)	(1,751,209)	4,374,490	(3,468,581)	1,182,837
Net loss attributable to non-controlling interest	(68,849)	(337,063)	(109,305)	(811,623)
Net income (loss) attributable to Camber Energy, Inc.	$(1,682,360)	$4,711,553	$(3,359,276)	$1,994,460
Income (loss) per share of common stock
Basic and Diluted	$(0.01)	$0.02	$(0.01)	$0.01
Weighted average number of shares of common stock outstanding
Basic	281,770,041	273,043,744	281,728,514	268,862,396
Diluted	281,770,041	305,884,242	281,728,514	297,987,272

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

Net income (loss)	$(1,751,209)	$4,374,490	$(3,468,581)	$1,182,837
Foreign currency translation adjustment	-	-	-	-

Total comprehensive income (loss)	(1,751,209)	4,374,490	(3,468,581)	1,182,837

Less comprehensive loss attributable to non-controlling interest
Loss attributable to non-controlling interest	(68,849)	(337,063)	(109,305)	(811,623)
Foreign currency translation adjustment attributable to non-controlling interest	-		-	-

Comprehensive loss attributable to non-controlling interest	(68,849)	(337,063)	(109,305)	(811,623)

Comprehensive income (loss) attributable to Camber Energy, Inc.	$(1,682,360)	$4,711,553	$(3,359,276)	$1,994,460

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(3,468,581)	$1,182,837
Adjustments to reconcile net loss to cash provided by (used) in operating activities:
Change in fair value of investment	(254,480)	-
Change in fair value of derivative liability	-	(266,891)
Stock-based compensation	14,806	5,761
Depreciation and amortization	-	213,810
Amortization of right-of-use assets	-	410,832
Equity in earnings of unconsolidated entity	-	(132,137)
Amortization of debt discount	1,595,577	1,595,577
Gain on partial disposal of interest in subsidiary	-	(6,169,824)
Foreign currency translation adjustment	-	84,734
Changes in operating assets and liabilities:
Accounts receivable, net	-	847,502
Inventory	37,980	1,594,832
Prepaids and other current assets	(149,515)	(136,494)
Accounts payable and other accrued expenses	682,795	(1,443,462)
Accrued interest	814,011	782,120
Customer deposits	-	(167,027)
Operating lease liabilities	-	(391,476)
Net cash used in operating activities	(727,407)	(1,989,306)

Cash flows from investing activities:
Acquisition of fixed assets	-	(16,136)
Payment received on note receivable from related party	342,974	42,162
Deconsolidation of Simson-Maxwell cash balance	-	(4,730)
Net cash provided by investing activities	342,974	21,296

Cash flows from financing activities:
Issuance (repayment) of long-term debt, net	598,536	1,898,590
Advances from (repayment of) bank credit facility	-	(154,676)
Advance from (repayment to) related party	(100,000)	200,000
Proceeds from exercise of warrants	100	-
Repayment of promissory notes, related parties	-	(16,170)
Net cash provided by financing activities	498,636	1,927,744

Net increase (decrease) in cash and cash equivalents	114,203	(40,266)
Cash and cash equivalents, beginning of period	279,525	114,648

Cash and cash equivalents, end of period	$393,728	$74,832

Supplemental Cash Flow Information:
Cash paid for:
Interest	$9,295	$181,630
Income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

For the six months ended June 30, 2026

	Preferred Stock		Preferred Stock				Additional			Total
	Series A		Series G		Common Stock		Paid-in	Accumulated	Noncontrolling	Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Interest	Deficit

Balances at December 31, 2025	28,092	$28	5,272	5	281,686,525	$281,687	$162,845,423	$(212,901,381)	$6,405,516	$(43,368,722)

Net loss	-	-	-	-	-	-	-	(1,676,916)	(40,456)	(1,717,372)

Balances at March 31, 2026	28,092	$28	5,272	$5	281,686,525	$281,687	$162,845,423	$(214,578,297)	$6,365,060	$(45,086,094)

Issuance of shares on exercise of warrants					100,000	100				100
Issuance of warrants for services							14,806			14,806
Net loss								(1,682,360)	(68,849)	(1,751,209)

Balances at June 30, 2026	28,092	$28	5,272	$5	281,786,525	$281,787	$162,860,229	$(216,260,657)	$6,296,211	$(46,822,397)

For the six months ended June 30, 2025

														Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock				Common Stock to be		Additional	Other		Non	Total
	Series A		Series C		Series G		Series H		Common Stock		Issued		Paid-in	Comprehensive	Accumulated	controlling	Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Loss	Deficit	Interest	Deficit

Balances at December 31, 2024	28,092	$28	30	1	5,272	5	-	$-	258,136,858	$258,137	21,574,679	$3,451,949	$159,411,262	$(134,916)	$(208,492,886)	$7,686,763	$(37,819,657)

Common shares issued on true-up of Series C preferred stock	-	-	-	-	-	-	-	-	6,645,406	6,645	(6,645,406)	(1,063,265)	1,056,620	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	84,272	-	-	84,272
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,717,093)	(474,560)	(3,191,653)

Balances at March 31, 2025	28,092	$28	30	$1	5,272	$5	-	$-	264,782,264	$264,782	14,929,273	$2,388,684	$160,467,882	$(50,644)	$(211,209,979)	$7,212,203	$(40,927,038)

Disposition of majority interest in Simson-Maxwell	-	-	-	-	-	-	-	-	-	-	-	-	-	50,644	-	(363,220)	(312,576)
Common shares issued on conversion of Series C preferred stock	-	-	(19)	-	-	-	-	-	16,904,261	16,904	-	-	(16,904)	-	-	-	-
Cancellation of Series C preferred stock	-	-	(11)	(1)	-	-	-	-	-	-	-	-	1	-	-	-	-
Cancellation of true-up shares to be issued	-	-	-	-	-	-	-	-	-	-	(14,929,273)	(2,388,684)	2,388,684	-	-	-	-
Issuance of warrants for services	-	-	-	-	-	-	-	-	-	-	-	-	5,761	-	-	-	5,761
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	4,711,553	(337,063)	4,374,490

Balances at June 30, 2025	28,092	$28	-	$-	5,272	$5	-	$-	281,686,525	$281,686	-	$-	$162,845,424	$-	$(206,498,426)	$6,511,920	$(36,859,363)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Company Overview and Operations

Camber Energy, Inc. (“Camber”) through its wholly-owned subsidiary, Viking Energy, Inc. (“Viking”), is a growth-oriented diversified company with interests in innovative industry-changing technologies. Our existing portfolio of such innovative technologies includes: (i) a majority interest in an entity with intellectual property rights to a fully developed, patented, proprietary medical and bio-hazard waste treatment system using ozone technology, (ii) a majority interest in entities with the intellectual property rights to fully developed, patented and patent pending, proprietary electric transmission and distribution broken conductor protection systems, and (iii) a license to a patented clean energy and carbon-capture system with exclusivity in Canada and for multiple locations in the United States. Camber also has an interest in T&T Power Group Inc. (“T&T”), a Canadian corporation, that provides custom energy and power solutions to commercial and industrial clients in North America (see Note 4).

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

Clean Energy and Carbon-Capture System:

Viking holds an exclusive intellectual property license from ESG Clean Energy, LLC and Scuderi Group, Inc. (“SGI”), to utilize SGI’s intellectual property, including patent rights and know-how, related to stationary electric power generation and heat and carbon dioxide capture (collectively the “Clean Energy System”). The intellectual property license includes the patents and/or patent applications related to this technology and provides Viking with the right to use the technology at up to 25 sites in the U.S. and an unlimited number of sites in Canada. During 2025, the value of the license was determined to be impaired and was written down to zero in the consolidated financial statements. The Company intends to sell, lease and/or sub-license the Clean Energy System to third parties.

Note 2. Going Concern

The Company’s condensed consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $(3,468,581) for the six months ended June 30, 2026, as compared to a net income of $1,182,837 for the six months ended June 30, 2025. The loss for the six months ended June 30, 2026, was comprised of, among other things, certain non-cash items, including: (i) amortization of debt discount of ($1,595,577), and; (ii) a gain on change in fair value of investment of $254,480.

At June 30, 2026, the Company had stockholders’ deficit of $46,822,397, long-term debt, net of current, of $151,952 and a working capital deficiency of $63,100,470. The largest components of current liabilities creating this working capital deficiency was current portion of long-term debt of $46,943,524, accrued interest of $9,001,802, amounts due to related parties of $1,238,330, and related party accounts payable of $2,260,500.

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

Note 3. Summary of Significant Accounting Policies

Recently issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures, which requires public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company does not expect adoption of this Update to have a significant impact on its consolidated financial statements.

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

c) Foreign Currency

Foreign currency denominated assets and liabilities were translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations and cash flows of businesses conducted in foreign currency were translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities was included as a component of stockholders’ equity in accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions have been insignificant.

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

At June 30, 2026, the significant inputs to the Company’s investment in its unconsolidated entity was a Level 3 input.

Assets measured at fair value as of and for the six months ended June 30, 2026 are classified below based on the fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gain/ (Loss) (six months ended June 30, 2026)

Financial assets:
Investment in unconsolidated entity	$-	$-	$3,078,606	$254,480

See Note 4 for the assumptions used in determining the fair value of the investment in unconsolidated entity.

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

Inventory consisted of the following at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Units and work-in-process	$686,415	$686,415
Parts	177,054	215,034
	863,469	901,449
Reserve for obsolescence	-	-
	$863,469	$901,449

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

i) Investment in Unconsolidated Entity

The Company accounts for its investment in preferred shares of T&T at fair value. Under the fair value method, the Company adjusts the carrying value of its investment for changes in fair value and records the amount of the change in fair value in the condensed consolidated statement of operations.

Beginning in the fourth quarter of 2025 and up to the date of amalgamation of T&T and Simson-Maxwell on June 1, 2026, the Company accounted for its 49% non-controlling interest in Simson-Maxwell at fair value as the Company was not able to exercise significant influence over this investment. During the second and third quarters of 2025, the Company accounted for this investment under the equity method. See Note 4 for further details regarding the structure of this investment.

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

The Company has no oil and gas assets. The asset retirement obligation balance at June 30, 2026 and December 31, 2025 is in respect of Petrodome’s prior working interest in an abandoned offshore well which was the subject of a decommissioning order (the “Order”) issued by the Bureau of Safety and Environmental Enforcement (“BSEE”) in April 2019 to which Petrodome was a named party. Petrodome filed an appeal with the Interior Board of Land Appeals (“IBLA”) in 2019. Petrodome and the BSEE subsequently jointly requested, and received, a stay of the Order from the IBLA that remained in effect at June 30, 2026. The Company understands that decommissioning activity has begun and will retain this obligation pending resolution of the Order.

m) Undistributed Revenues and Royalties

The Company recorded a liability for cash collected from oil and gas sales that is due to royalty and working interest owners. The amounts were distributed in accordance with the working interests of the respective owners. The balance at June 30, 2026 and December 31, 2025 represents the value of payments issued to working interest and royalty owners with respect to the Company’s previously owned oil & gas assets that have not been cashed.

n) Subsequent events

The Company has evaluated all subsequent events from June 30, 2026 through the issuance date of these financial statements. None were identified.

Note 4. Investment in T&T Power (formerly Simson-Maxwell)

Viking acquired a controlling interest in Simson Maxwell in 2021 and consolidated Simson Maxwell’s financial statements in the Company’s consolidated financial statements.

On April 1, 2025, Viking entered into a Share Subscription Agreement (“SSA”) with T&T, Remora EQ LP, Simmax Corp., and Simson-Maxwell. The SSA related to a restructuring of the ownership of Simson-Maxwell that resulted in Camber ceasing to have a controlling interest in Simson-Maxwell. Following the closing of the transaction in the SSA, T&T and Viking were the shareholders of Simson-Maxwell. T&T owned 51% of Simson-Maxwell’s outstanding common shares and Viking owned the remaining 49%. Viking did not sell or purchase any shares in connection with the transaction. As a result of the reduction in Viking’s ownership interest and ceasing to have control over Simson-Maxwell, Camber deconsolidated the financial statements of Simson-Maxwell on April 1, 2025 and accounted for its investment in Simson-Maxwell under the equity method through September 30, 2025. Under the equity method, the Company recognized its share of earnings (losses) in Simson Maxwell in its consolidated statement of operations. During the quarter ended December 31, 2025, the Company determined that it was not able to exercise significant influence over this investment and, as a result, began accounting for this investment at fair value.

On April 1, 2025, Viking also entered into a shareholders agreement with T&T and Simson-Maxwell which governed the ownership and management of Simson-Maxwell. This agreement contained a call and a put option. Consequently, the fair value of the Company’s investment in Simson Maxwell was calculated to be the present value at the reporting date (using a discount rate of 15%) of the call option included in the shareholder agreement under which T&T had the option to purchase the Company’s remaining shares in Simson-Maxwell at any time within the 36 months following the transaction date for CAD $5.75 million ($4.2 million). If T&T did not exercise its option above, Viking had the option, exercisable at any time after 36 months, to require T&T to purchase Viking’s 49% ownership interest for CAD $7.75 million ($5.7 million).

On June 1, 2026, T&T and Simson-Maxwell completed an amalgamation, with the amalgamated company continuing under the name T&T Power Group Inc. (hereinafter referred to as “Amalco”). Under the terms of the amalgamation agreement, Viking’s 2,436 common shares of Simson-Maxwell were exchanged for 5,750,000 non-voting Class A preferred shares of Amalco.

On June 1, 2026, Viking, Amalco and the controlling shareholder of Amalco entered into a unanimous shareholder agreement. The terms of the shareholder agreement include redemption and retraction rights related to Viking’s preferred shares which are structured as a continuation of the terms of the call and put option associated with Viking’s previously held common shares in Simson-Maxwell as follows:

(i)

Amalco may redeem all of Viking’s outstanding preferred shares in Amalco at any time on or before March 31, 2028 for CAD $5.75 million ($4.2 million) or after March 31, 2028 for CAD $7.75 million ($5.7 million): and,

(ii)

After March 31, 2028, Viking may require redemption of its preferred shares for CAD $7.75 million ($5.7 million), at which time Amalco shall either pay CAD $7.75 million ($5.7 million) within 120 days or CAD $8.52 million ($6.2 million) within 12 months.

The fair value of the Company’s investment in Amalco has been calculated as the present value (using a discount rate of 15%) of the March 31, 2028 redemption price included in the Amalco shareholder agreement. This value is the same as the value that would be determined for Viking’s common share investment in Simson-Maxwell under the previous shareholder agreement and, therefore, no gain or loss has been recorded on the exchange of common shares in Simson-Maxwell for preferred shares in Amalco.

The adjustment to the fair value of the investment for the six months ended June 30, 2026 was as follows:

Value of investment at December 31, 2025	$2,824,126
Change in the fair value of the investment	254,480
Fair value of investment at June 30, 2026	$3,078,606

Note 5. Note Receivable from Related Party

On April 1, 2025, Simson-Maxwell issued two unsecured promissory notes totaling CAD $939,403 ($656,101) to Viking to restructure amounts owed to Viking at the closing date of the Share Subscription Agreement described in Note 4. The promissory notes earned interest at the rate of 20% per annum and matured on December 1, 2025 and May 31, 2026, respectively. If the principal of each promissory note was paid in full on or before the respective maturity date, all interest otherwise owing under each promissory note would be waived.

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

At June 30, 2026 no additional shares were required to or have been issued.

Note 7. Related Party Transactions

The Company’s CEO and Director, James Doris, renders professional services to the Company through AGD Advisory Group, Inc., an affiliate of Mr. Doris’s. For the six month period ended June 30, 2026 and 2025, the Company paid or accrued $300,000 in fees to AGD Advisory Group, Inc. At June 30, 2026 and December 31, 2025, the total amount due to AGD Advisory Group, Inc. was $1,845,000 and $1,545,000, respectively, and is included in accounts payable.

At June 30, 2026 and December 31, 2025, the Company’s CEO and Director, James Doris, has provided advances to the Company in the amount of $1,238,330 and $1,338,330, respectively. The advances are non-interest bearing with no fixed repayment terms and are included in “Due to related parties”.

The Company’s CFO, John McVicar, renders professional services to the Company through 1508586 Alberta Ltd., an affiliate of Mr. McVicar’s. For the six month period ended June 30, 2026 and 2025, the Company paid or accrued $180,000 in fees to 1508586 Alberta Ltd. At June 30, 2026 and December 31, 2025, the total amount due to 1508586 Alberta Ltd. was $195,000 and $105,000, respectively, and is included in accounts payable.

The Company paid or accrued $80,000 in Directors Fees for the six month periods ended June 30, 2026 and 2025. At June 30, 2026 and December 31, 2025, the total amount due to the Directors was $220,500 and $160,000, respectively, and is included in accounts payable.

Note 8. Non-controlling Interests

The following discloses the effects of the Company’s ownership interest in Viking Ozone, Viking Sentinel, Viking Protection, Viking Distribution and Simson-Maxwell, in the aggregate, and on the Company’s equity at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Non-controlling interest – beginning	$6,405,516	$7,686,763
Deconsolidation of investment in Simson-Maxwell	-	(363,220)
Investment in Viking Distribution	-	96
Net loss attributable to non-controlling interest	(109,305)	(918,123)
Non-controlling interest – ending	$6,296,211	$6,405,516

Note 9. Long-Term Debt

Long-term debt consisted of the following at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

Long-term debt:

Note payable to Discover, pursuant to a Secured Promissory Note dated December 24, 2021 and funded on January 3, 2022 in the original amount of $26,315,789 with interest and principal due at maturity on January 1, 2027. The note bears interest at a rate of 3.25% as of the effective date and is secured by lien on substantially all of the Company’s assets.	$26,315,789	$26,315,789

Note payable to Discover pursuant to a 10.0% Secured Promissory Note dated April 23, 2021 in the original amount of $2,500,000 with interest and principal due at maturity on January 1, 2027. Pursuant to an amendment dated December 24, 2021 the interest rate was adjusted to 3.25% as of the amendment date. The note is secured by a lien on substantially all of the Company’s assets.	2,500,000	2,500,000

Note payable to Discover, pursuant to a 10.0% Secured Promissory Note dated December 22, 2020 in the original amount of $12,000,000 with interest and principal due at maturity on January 1, 2027. Pursuant to an amendment dated December 24, 2021 the interest rate was adjusted to 3.25% as of the amendment date. The note is secured by a lien on substantially all of the Company’s assets.	12,000,000	12,000,000

Note payable to Discover, pursuant to a 10.0% Secured Promissory Note dated December 11, 2020 in the original amount of $6,000,000 with interest and principal due at maturity on January 1, 2027. Pursuant to an amendment dated December 24, 2021 the interest rate was adjusted to 3.25% as of the amendment date. The note is secured by a lien on substantially all of the Company’s assets.	6,000,000	6,000,000

Loan of $150,000 dated July 1, 2020 from the U.S. Small Business Administration. The loan bears interest at 3.75% and matures on July 28, 2050. The loan is payable in monthly installments of $731 with the remaining principal and accrued interest due at maturity. Installment payments were originally due to start 12 months from the date of the note but the date was extended to January 2023. Accrued interest from the original installment due date to January 2023 was capitalized to the loan principal balance.	154,964	156,428

Convertible promissory note payable to FK Venture, LLC dated April 7, 2025. The note bears interest at a rate of 10% per annum and matures on September 30, 2026. The Company may prepay the note in whole or in part, provided that if prepayment occurs within twelve months of issuance, the Company must pay a minimum of twelve months’ interest. At any time prior to the Maturity Date, the investor may elect to convert the outstanding principal and any accrued but unpaid interest into shares of the Company’s common stock at a fixed conversion price of $0.15 per share.	1,200,000	1,200,000

Promissory note dated April 17, 2026 in favor of an individual investor. The maturity date of the Note is the earlier of: (i) April 15, 2027; or (ii) the receipt by the Company of proceeds from the unconditional sale of the Company’s VKIN-300 waste treatment unit identified in the Note. The Note bears interest at a fixed rate of 10% payable in advance within two days of receiving the Note proceeds. The Company may prepay at any time any portion of the principal and all other amounts due under the Note.	500,000	-

Promissory note dated May 29, 2026 in favor of an individual investor. The maturity date of the Note is the earlier of: (i) April 15, 2027; or (ii) the receipt by the Company of proceeds from the unconditional sale of the Company’s VKIN-300 waste treatment unit identified in the Note. The Note bears interest at a fixed rate of 10% payable in advance within two days of receiving the Note proceeds. The Company may prepay at any time any portion of the principal and all other amounts due under the Note.	100,000	-

Total long-term debt	48,770,753	48,172,217
Current portion	48,618,801	1,202,956
Debt discount on current portion of note payable to Discover	(1,675,277)	-
Current portion, net of debt discount	46,943,524	1,202,956
Long-term debt, net of current portion	151,952	46,969,261
Debt discount on note payable to Discover	-	(3,270,854)
Total long-term debt, net of current portion and debt discount	$151,952	$43,698,407

Principal maturities of long-term debt for the next five years and thereafter are as follows:

At June 30,
	Principal	Unamortized Discount	Net
2027	$48,618,801	$(1,675,277)	$46,943,524
2028	3,127	-	3,127
2029	3,247	-	3,247
2030	3,370	-	3,370
2031	3,499	-	3,499
Thereafter	138,709	-	138,709

	$48,770,753	$(1,675,277)	$47,095,476

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

During the second quarter of 2025, the holder converted a total of 19 shares of Series C Preferred Stock in exchange for 16,904,261 shares of common stock and agreed to cancel the remaining 11 outstanding shares of Series C Preferred Stock. Additionally, the holder agreed to waive its entitlement to any further additional shares due from prior conversions. For the six months ended June 30, 2025, the Company recorded a gain of $266,891 on the extinguishment of the derivative liability associated with the Conversion Premium.

At June 30, 2026 and December 31, 2025, no shares of Series C Preferred Stock were outstanding and the balance of common stock to be issued on true-up of prior Series C Preferred stock conversions was nil.

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

At June 30, 2026, none of the outstanding notes had been paid in full and the 5,272 shares of Series G Preferred Stock which remain outstanding were not convertible.

(c) Warrants

The following table represents stock warrant activity at and for the six months ended June 30, 2026 and 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding – December 31, 2025 *	2,133,334	$0.80	1.92 years
Granted	500,000	0.001	4.86 years
Exercised	100,000	0.001	1.38 years
Forfeited/expired/cancelled	-	-	-

Warrants Outstanding – June 30, 2026	2,533,334	$0.67	2.18 years	$12,360

Outstanding Exercisable – June 30, 2026	2,533,334	$0.67	2.18 years	$12,360

* opening balance increased by 100,000 for warrants previously considered cancelled

On April 2, 2026, 100,000 warrants with an intrinsic value of $2,900 were exercised. On May 8, 2026, the Company issued 500,000 warrants to the Company’s Chief Financial Officer. The warrants have an exercise price of $0.001 per share and expire five years from the date of issuance. The value of the warrants, calculated using the Black-Scholes option pricing model, was determined to be $14,806 and is included in stock-based compensation expense for the quarter ended June 30, 2026.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding – December 31, 2024	2,341,416	$0.86	2.55 years
Granted	200,000	0.15	1.83 years
Exercised	-	-	-
Forfeited/expired/cancelled	-	-	-

Warrants Outstanding – June 30, 2025	2,541,416	$0.80	2.04 years	$-

Outstanding Exercisable – June 30, 2025	2,541,416	$0.80	2.04 years	$-

During the three months ended June 30, 2025, the Company issued a total of 200,000 warrants with an exercise price of $0.15 to a noteholder and to a consultant in connection with the issuance of $700,000 of promissory notes. The warrants expire two years from the date of issuance. The value of the warrants, determined using the Black-Scholes option pricing model, was included in stock-based compensation expense.

Note 11. Commitments and Contingencies

Legal matters

From time-to-time suits and claims against Camber arise in the ordinary course of Camber’s business, including contract disputes and title disputes. Camber records reserves for contingencies when information available indicates that a loss is probable, and the amount of the loss can be reasonably estimated.

Gastal Litigation

On June 15, 2022, a Petition for Damages (Danny Paul Gastal and Ignatius Hoffpauir v. Petrodome Operating, LLC, et. al.) was filed in The 15th Judicial District Court for the Parish of Acadia in the State of Louisiana against Petrodome Operating, LLC (“Petrodome”) and two other parties (collectively, the “Defendants”) related to a flowline leak on a salt-water disposal well owned by a third party and operated by Petrodome. The owner of the property where the leak occurred and his tenant farmer (collectively, the “Plaintiffs”) alleged environmental damage as a result of the leak and sought damages for the cost of remediation, loss of use and loss of income. Subsequently, the suit was amended to name the insurers of both Petrodome and the well owner.

Petrodome and the well owner made a “limited admission” of liability for environmental damage under Louisiana Code of Civil Procedure article 1563 and La. R.S. 30:29 and presented a “most feasible plan” to remediate the property to the Louisiana Department of Conservation & Energy (“LDCE”) at a January 6, 2026 public hearing. The LDCE approved the plan which was expected to cost approximately $286,000 to implement.

On or about April 24, 2026, the parties reached a settlement agreement pursuant to which the Defendants agreed to pay the Plaintiffs approximately $10.3 million for damages and to fund and implement the LDCE-approved remediation plan and to diligently perform whatever remediation, restoration, clean-ups, investigation(s), evaluation(s), testing, and/or other work, if any, that the LDCE deems necessary in order to obtain the required no further action letter for the limited admission area. The settlement amount for damages and the LDCE-approved remediation plan was fully paid by the Company’s insurers in June 2026.

Drew Estate Litigation

Petrodome is one of several defendants in litigation filed on December 16, 2025 in the 14th Judicial District Court for the Parish of Calcasieu, State of Louisiana, styled H.C. Drew Estate v. Mayne & Mertz, Inc., et al. The plaintiff alleges, among other things, that historical oil and gas operations on certain property resulted in environmental damage and seeks various forms of relief, including alleged remediation costs and other damages.

The Company believes the claims asserted against Petrodome are without merit and intends to defend the action vigorously. The Company’s insurers have agreed to provide a defense to Petrodome, subject to a reservation of rights under the applicable insurance policies, and have approved the appointment of defense counsel to represent Petrodome in the litigation. The Company presently expects that substantially all of Petrodome’s defense costs will continue to be funded by the applicable insurers, subject to the insurers’ reservation of rights. As is customary in insurance coverage matters, the insurers have reserved the right to deny or limit coverage based on the terms and conditions of the applicable insurance policies.

At this stage of the proceedings, the Company is unable to reasonably estimate the ultimate outcome of the litigation or the amount of any potential loss, if any. Accordingly, no liability has been recorded with respect to this matter. The Company will continue to evaluate the matter as additional information becomes available.

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

Our interest in the custom energy and power solutions industry consists of a preferred share investment in T&T Power Group Inc., a Canadian corporation.

We are also exploring other energy-related opportunities and/or technologies which are currently generating revenue or have a reasonable prospect of generating revenue within a reasonable period of time.

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

A summary of the applicable patents, pending patents and/or patent applications associated with the intellectual property owned by Viking Sentinel, Viking Protection and/or Viking Distribution as at the date hereof is as follows:

Application #	Description	Jurisdiction	Owner	Status
SN 17/672,422	Electric Transmission Line Ground Fault Prevention Methods Using Dual, High Sensitivity Monitoring	USA	Viking Protection Systems, LLC	Patent Issued
SN 17/693,504	Electric Transmission Line Ground Fault Prevention Systems Using Dual, High Sensitivity Monitoring Devices	USA	Viking Protection Systems, LLC	Patent Issued
SN 17/821,651	Electric Transmission Line Ground Fault Prevention systems using dual paramater monitoring with high sensitivity relay devices in parallel with low sensitivity relay devices	USA	Viking Protection Systems, LLC	Patent Issued
SN 18/227,670	Electric Transmission Line Ground Fault Prevention Methods Using Multi-Paramater High Sensitivity Monitoring	USA	Viking Protection Systems, LLC	Patent Issued
PCT/US2024/010627	Electric Transmission Line Ground Fault Prevention Methods Using Multi-Paramater High Sensitivity Monitoring	International Entry	Viking Protection Systems, LLC	Published
2024317517	Electric Transmission Line Ground Fault Prevention Methods Using Multi-Paramater High Sensitivity Monitoring	Australia	Viking Protection Systems, LLC	Application Filed
24849743	Electric Transmission Line Ground Fault Prevention Methods Using Multi-Paramater High Sensitivity Monitoring	Europe	Viking Protection Systems, LLC	Application Filed
3,299,714	Electric Transmission Line Ground Fault Prevention Methods Using Multi-Paramater High Sensitivity Monitoring	Canada	Viking Protection Systems, LLC	Application Filed
SN 17/300,485	End of Line Protection with Trip-Signal Engaging	USA	Viking Sentinel Technology, LLC	Patent Issued
SN 17/628,545	End of Line Protection with Blocking	USA	Viking Sentinel Technology, LLC	Patent Issued
SN 18/064,152	Electric Distribution Line Ground Fault Prevention Systems Using Dual, High Sensitivity Monitoring With High Sensitivity Relay Devices	USA	Viking Distribution Solutions, LLC	Patent Issued
PCT/US23/83181	Electric Distribution Line Ground Fault Prevention Systems Using Dual, High Sensitivity Monitoring With High Sensitivity Relay Devices	International Entry	Viking Distribution Solutions, LLC	Published
202390690	Electric Distribution Line Ground Fault Prevention Systems Using Dual, High Sensitivity Monitoring With High Sensitivity Relay Devices	Australia	Viking Distribution Solutions, LLC	Application Filed
3,279,421	Electric Distribution Line Ground Fault Prevention Systems Using Dual, High Sensitivity Monitoring With High Sensitivity Relay Devices	Canada	Viking Distribution Solutions, LLC	Application Filed
23901675.1	Electric Distribution Line Ground Fault Prevention Systems Using Dual, High Sensitivity Monitoring With High Sensitivity Relay Devices	Europe	Viking Distribution Solutions, LLC	Application Filed
SN 18/936,543	Distribution Line Ground Fault Prevention With Blown Fuse Protection on Single Phase	USA	Viking Distribution Solutions, LLC	Patent Issued
SN 18/920,865	Electric Distribution Line Ground Fault Prevention Device Using Dual Paramater High Sensitivity Monitoring Small Current Reduction With Small Increase in Negative Sequence Current	USA	Viking Distribution Solutions, LLC	Patent Issued
SN 19/362,887	Electric Distribution Line Ground Fault Prevention Systems Using Dual Paramater High Sensitivity Relay Device, Monitoring Small Current Reduction With Small Increase in Negative Sequence Current	USA	Viking Distribution Solutions, LLC	Application Filed

Clean Energy and Carbon-Capture System:

In August 2021, Viking entered into an Exclusive Intellectual Property License Agreement (the “IPLA”) with ESG Clean Energy, LLC (“ESG”), to utilize ESG’s patent rights and know-how related to stationary electric power generation and heat and carbon dioxide capture (the “Clean Energy System”). The intellectual property licensed by Viking includes certain patents and/or patent applications, including the following:

No.	Reference No.	Details	Status	Directed To
1	5874.001A	U.S. Patent No.: 10,774,733, File date: October 24, 2018, Issue date: September 15, 2020, Titled: “Bottoming Cycle Power System.”	Issued	Systems for generating bottoming cycle power and producing distilled water
2	5874.001AEP

European Patent No.: EP3728891, Issue Date: April 12, 2023; Validated in the United Kingdom, France and Germany; European Patent Application No.: EP18870699.8, International File date: October 24, 2018, PCT Publication No.: WO2019084208, European Publication No.: EP3728801A1; Titled: “Bottoming Cycle Power System.”

			Issued	Systems for generating bottoming cycle power and producing distilled water

3	5874.004	U.S. Patent No.: 11286832, Issue Date: March 29, 2022; U.S. Patent Application No.: 17/224,200, File date: April 7, 2021, Titled: “Bottoming Cycle Power System.”	Issued	Systems for generating bottoming cycle power and capturing carbon dioxide
4	5874.004A

U.S. Patent No.: 11415052, Issue Date: August 16, 2022; U.S. Patent Application No.: 17/448,943, File date: September 27, 2021, Titled: “Systems and Methods Associated With Bottoming Cycle Power Systems for Generating Power and Capturing Carbon Dioxide.”

			Issued	Systems and Methods for generating bottoming cycle power and capturing carbon dioxide
5	5874.004B

US Patent No.: 11624307, Issue Date: April 11, 2023; U.S. Patent Application No.: 17/580,777, File date: January 21, 2022, Titled: “Systems and Methods Associated With Bottoming Cycle Power Systems for Generating Power and Capturing Carbon Dioxide.”

			Issued	Systems and Methods for generating bottoming cycle power and capturing carbon dioxide
6	5874.004WO	PCT International Patent Application No.: PCT/US2022/022827, File date: March 31, 2022, Titled: “Bottoming Cycle Power Systems.”	Pending	Systems and Methods for generating bottoming cycle power and capturing carbon dioxide
7	5874.004AWO

PCT International Patent Application No.: PCT/US2022/076635, File date: September 19, 2022, Titled: “Systems And Methods Associated With Bottoming Cycle Power Systems For Generating Power And Capturing Carbon Dioxide; Published on October 13, 2022 with Publication No.: WO 2022/216519

			Pending	Systems and Methods for generating bottoming cycle power and capturing carbon dioxide
8	5874.005	U.S. Patent No.: 11,339,712, Issue Date: May 24, 2022; U.S. Patent Application No.: 17/358,197, File date: June 25, 2021, Titled: “Bottoming Cycle Power System.”	Issued	Systems for generating bottoming cycle power, capturing carbon dioxide and producing associated products such as distilled water
9	5874.005A

U.S. Patent No.: 11,346,256, Issue Date: May 31, 2022; U.S. Patent Application No.: 17/448,938, File date: September 27, 2021, Titled: “Systems and Methods Associated With Bottoming Cycle Power Systems for Generating Power, Capturing Carbon Dioxide and Producing Products.”

			Issued	Systems and Methods for generating bottoming cycle power, capturing carbon dioxide and producing associated products such as distilled water and diesel exhaust fluid (DEF)
10	5874.005B

U.S. Patent Application No.: 17/661,382, File date: April 29, 2022, Titled: “Systems and Methods Associated With Bottoming Cycle Power Systems for Generating Power, Capturing Carbon Dioxide and Producing Products.”

			Issued	Systems and Methods for generating bottoming cycle power, capturing carbon dioxide and producing associated products such as distilled water and diesel exhaust fluid (DEF).
11	5874.005AWO

PCT International Patent Application No.: PCT/US2022/034298, File date: June 21, 2022, Titled: “Systems and Methods Associated With Bottoming Cycle Power Systems for Generating Power, Capturing Carbon Dioxide and Producing Products.”; Published on December 29, 2022 with Publication No.: WO 2022/271667

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

U.S. Non-Provisional Patent Application No.: 18/312930, Filing date: May 5, 2023; Converted to a non-provisional from provisional case no: 5874.007P1; U.S. Provisional Patent Application No.: 63/371546, File date: August 16, 2022, Titled: “Absorption Chiller System With A Transport Membrane Heat Exchanger.”

			Pending	Systems and Methods for removing water from air or exhaust gas using an absorption chiller system having a transport membrane heat exchanger as an evaporator

The Clean Energy System is designed to, among other things, generate clean electricity from internal combustion engines and utilize waste heat to capture approximately 100% of the carbon dioxide (CO2) emitted from the engine without loss of efficiency, and in a manner to facilitate the production of certain commodities. Patent No. 11,286,832, for example, covers the invention of an “exhaust-gas-to-exhaust-gas heat exchanger” that efficiently cools – and then reheats – exhaust from a primary power generator so greater energy output can be achieved by a secondary power source with safe ventilation. Another key aspect of this patent is the development of a carbon dioxide capture system that utilizes the waste heat of the carbon dioxide pump to heat and regenerate the absorber that enables carbon dioxide to be safely contained and packaged.

The Company intends to sell, lease and/or sub-license the Clean Energy System to third parties.

On August 13, 2025, Viking, ESG and Scuderi Group, Inc. (“SGI”) signed an Amendment to the IPLA pursuant to which SGI was added, effective as of such date, as an additional licensor or grantor, as applicable, under the IPLA, and was vested with all future rights and obligations of ESG thereunder, and SGI assumed all remaining duties, liabilities and benefits of ESG under the IPLA, to the same extent as ESG. Further, all general references to ESG in the IPLA are deemed to read “ESG and SGI”and all provisions containing obligations of ESG are deemed to be obligations of ESG and SGI, jointly and severally. SGI is the owner of the intellectual property licensed to Viking by ESG.

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

Acquisition of Simson-Maxwell

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

Transaction with T&T Power Group

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

Following the closing of the transactions described above, T&T and Viking were the only remaining shareholders of Simson-Maxwell. T&T owned 51% of Simson-Maxwell’s issued and outstanding Class A Common Shares, and Viking owned the remaining 49%. Viking did not sell or purchase any shares in connection with the Simson Share Transactions; however, Viking’s ownership decreased from approximately 60.5% to 49%. As a result of the reduction in Viking’s ownership interest and ceasing to have control over Simson-Maxwell, Camber ceased consolidating Simson-Maxwell’s financial results in its consolidated financial statements. The Company instead accounted for its investment in Simson-Maxwell at fair value.

Viking also entered into a Unanimous Shareholders Agreement (“USA”) on April 1, 2025 with T&T and Simson-Maxwell. The USA governed the ownership and management of Simson-Maxwell and provided that T&T was entitled to nominate two members to Simson-Maxwell’s board of directors, and Viking was entitled to nominate one member. The USA also contained a call and a put option. Under the call option, T&T had the option, exercisable at any time within the first 36 months, to purchase Viking’s 49% ownership interest for CAD $5.75 million (approximately $4.2 million). Under the put option, Viking had the option, exercisable at any time after 36 months, to require T&T to purchase Viking’s 49% ownership interest for CAD $7.75 million (approximately $5.7 million).

Amalgamation of Simson-Maxwell and T&T Power Group

On June 1, 2026, Simson-Maxwell entered into an amalgamation agreement (the “Amalgamation Agreement”) with T&T. The transactions contemplated by the Amalgamation Agreement were completed on June 1, 2026 pursuant to Sections 181 and 182 of the Canada Business Corporations Act (the “CBCA”) and Section 87 of the Income Tax Act (Canada) (the “Amalgamation”). The amalgamated corporation continues under the name “T&T Power Group Inc.” (the “Amalgamated Corporation”). The Amalgamated Corporation continues to operate Simson-Maxwell’s former business of servicing, maintaining, repairing, renting, and testing of generators and industrial engines and providing power solutions to customers throughout Canada.

Pursuant to the Amalgamation Agreement, the issued capital of T&T and Simson-Maxwell was converted into issued capital of the Amalgamated Corporation as follows: (i) all issued and outstanding shares in the capital stock of T&T were exchanged for 100,000 fully paid and non-assessable Class A Common Shares of the Amalgamated Corporation and issued to Tyler Van Dyke, the sole shareholder of T&T and the first director and President of the Amalgamated Corporation; (ii) 2,536 Class A Common Shares in the capital stock of Simson-Maxwell held by T&T were cancelled as of the date of Amalgamation; and (iii) 2,436 Class A Common Shares in the capital stock of Simson-Maxwell held by Viking were exchanged for 5,750,000 Class A Preference Shares (the “Viking Preferred Shares”) of the Amalgamated Corporation. Following the Amalgamation, Tyler Van Dyke holds 100,000 Class A Common Shares of the Amalgamated Corporation, representing 100% of the voting interest, and Viking holds 5,750,000 Class A Preference Shares of the Amalgamated Corporation, representing 0% of the voting interest.

In connection with the Amalgamation, on June 1, 2026, Viking, the Amalgamated Corporation, and Tyler Van Dyke entered into a unanimous shareholders’ agreement within the meaning of the CBCA (the “USA”). Pursuant to the USA, Tyler Van Dyke has been appointed as the sole director of the board of directors of Amalgamated Corporation, and Viking has no right to appoint a director. The USA also contains the detailed terms governing the redemption and retraction of the Viking Preferred Shares, including the pricing mechanics, triggering events, payment timelines, monthly payment rights, conditional dividend provisions, and potential adjustments described below.

The Viking Preferred Shares are subject to the following redemption and retraction rights, as set forth in the USA.

Redemption by the Corporation. The Amalgamated Corporation may redeem all outstanding Viking Preferred Shares at any time: (i) on or before March 31, 2028, at CDN$5.75 million (approximately $4.2 million) in the aggregate (the “Redemption Price”), with 10% payable on the redemption date and the balance within 60 days; or (ii) after March 31, 2028, at CDN$7.75 million (approximately $5.6 million) in the aggregate (the “Increased Redemption Price”). If the Amalgamated Corporation fails to redeem all Viking Preferred Shares by March 31, 2028, the aggregate redemption price automatically increases the Increased Redemption Price.

Retraction by Viking. Prior to March 31, 2028, Viking may require redemption of all outstanding Viking Preferred Shares at the Redemption Price only upon the occurrence of specified triggering events, including: (a) a material breach by any party (other than Viking) of the USA that continues for 20 days following written notice; (b) a sale or proposed sale of all or substantially all of the Amalgamated Corporation’s assets; (c) the bankruptcy or insolvency of the Amalgamated Corporation; or (d) the death or permanent incapacity of Tyler Van Dyke. After March 31, 2028, Viking may require redemption for any reason at the Increased Redemption Price, together with all accrued but unpaid dividends. Upon receipt of a retraction notice after March 31, 2028, the Amalgamated Corporation shall either: (i) pay CDN$7.75 million (approximately $5.6 million) within 120 days; or (ii) pay CDN$8.52 million (approximately $6.2 million) plus all accrued but unpaid dividends within 12 months (the “Deferred Redemption Price”).

Liquidation Preference. The Viking Preferred Shares rank in priority to all other classes of shares with respect to dividends, redemption, retraction, return of capital, liquidation, and winding-up. The Amalgamated Corporation shall not issue any shares or securities ranking senior to the Viking Preferred Shares while any remain outstanding.

Dividend Restrictions. No dividends may be declared or paid on any other class of shares while Viking Preferred Shares remain outstanding, except that the Viking Preferred Shares carry a conditional cumulative dividend of 8% per annum, which accrues only if: (i) any party other than Viking breaches any term applicable to the Viking Preferred Shares; or (ii) the Amalgamated Corporation fails to redeem the Viking Preferred Shares by March 31, 2028.

Monthly Payment Right. Viking may, upon 30 days’ prior written notice, require the Amalgamated Corporation to pay Viking CDN$15,000 (approximately $11,000) per month, with all such payments credited against the applicable redemption price upon final redemption.

In connection with the Amalgamation, on June 1, 2026, Viking, the Amalgamated Corporation, and The Toronto-Dominion Bank (the “Bank”) entered into a Postponement and Assignment of Creditors Claim and Postponement of Security Agreement (the “Postponement Agreement”). Pursuant to the Postponement Agreement, Viking agreed to postpone all creditor indebtedness owed by the Amalgamated Corporation to Viking in favor of the prior repayment of the Bank’s indebtedness, including amounts arising from retraction, redemption, or purchase for cancellation of the Viking Preferred Shares, dividends, distributions, and shareholder loans.

Subject to certain conditions, including that no event of default has occurred, the Amalgamated Corporation is in compliance with all financial covenants, and Viking provides the Bank with not less than 60 days’ prior written notice, Viking’s retraction right is not restricted by the Postponement Agreement. The Postponement Agreement also permits regularly scheduled share distributions (including monthly payments) up to CDN$180,000 (approximately $129,000) in any 12-month period, subject to similar financial covenant compliance conditions.

Investor Relations Engagement

Effective July 1, 2026, the Company retained Renmark Financial Communications Inc., an independent investor relations and communications firm, pursuant to a seven-month engagement. Renmark will provide investor relations and shareholder communications services designed to broaden awareness of the Company’s business strategy, technology portfolio and commercialization initiatives. Compensation under the engagement consists of a monthly cash fee pursuant to the terms of the engagement agreement.

Going Concern Qualification

The Company’s condensed consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $(3,468,581) for the six months ended June 30, 2026, as compared to a net income of $1,182,837 for the six months ended June 30, 2025. The loss for the six months ended June 30, 2026, was comprised of, among other things, certain non-cash items, including: (i) amortization of debt discount of ($1,595,577), and; (ii) a gain on change in fair value of investment of $254,480.

At June 30, 2026, the Company had stockholders’ deficit of $46,822,397, long-term debt, net of current, of $151,952 and a working capital deficiency of $63,100,470. The largest components of current liabilities creating this working capital deficiency was current portion of long-term debt of $46,943,524, accrued interest of $9,001,802, amounts due to related parties of $1,238,330, and related party accounts payable of $2,260,500.

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

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the three and six months ended June 30, 2026 and 2025, should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 30, 2026.

Liquidity and Capital Resources

Working Capital:	At June 30,
	2026	2025

Current assets	$1,464,562	$1,858,647
Current liabilities	64,565,032	15,001,143
Working capital deficit	$(63,100,470)	$(13,142,496)

Cash Flows:	Six Months Ended June 30,
	2026	2025

Net cash used in operating activities	$(727,407)	$(1,989,306)
Net cash provided by investing activities	342,974	21,296
Net cash provided by financing activities	498,636	1,927,744
Increase (decrease) in cash during the period	114,203	(40,266)
Cash and cash equivalents, beginning of period	279,525	114,648
Cash and cash equivalents, end of period	$393,728	$74,832

Net cash flows from operating activities were $(727,407) during the six months ended June 30, 2026, as compared to $(1,989,306) in the comparable period in 2025. The increase was the result of a $962,623 improvement in cash earnings combined with an increase of $299,276 from changes in operating assets and liabilities.

Net cash flows from investing activities increased to $342,974 during the six months ended June 30, 2026, as compared to $(21,296) in the comparable period in 2025 due primarily to the payment of the note receivable from Simson-Maxwell and no fixed asset additions.

Net cash flows from financing activities decreased to $498,636 during the six months ended June 30, 2026, as compared to $1,927,744 in the comparable period in 2025 due primarily to lower proceeds from the issuance of debt.

Consolidated Operating Results

The Company operates as one reportable segment. The Company’s chief operating decision maker is the Chief Executive Officer, who reviews financial information presented on a consolidated basis. Performance is evaluated and resources allocated based upon the progress and projected financial requirements to advance each technology towards commercialization.

Summary information on our consolidated operating results for the three and six months ended June 30, 2026 and 2025 is presented below.

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenue	$-	$-	$-	$6,229,335
Operating expenses	692,611	1,300,837	1,315,463	9,310,944
Loss from operations	(692,611)	(1,300,837)	(1,315,463)	(3,081,609)
Other income (expense)	(1,058,598)	5,675,327	(2,153,118)	4,264,446
Net income (loss) before income taxes	(1,751,209)	4,374,490	(3,468,581)	1,182,837
Income taxes	-	-	-	-
Net income (loss)	$(1,751,209)	$4,374,490	$(3,468,581)	$1,182,837

Three months ended June 30, 2026 and 2025

Revenue

The Company did not generate any revenue in the three months ended June 30, 2026 or 2025.

Operating expenses

The Company’s operating expenses decreased to $692,611 for the three-month period ended June 30, 2026, from $1,300,837 in the corresponding prior year three-month period. The decrease is the result of testing, certification and transportation costs of approximately $445,000 incurred in 2025 related to the Company’s medical waste treatment unit, combined with an overall reduction in corporate spending.

Income (loss) from operations

The loss from operations decreased by $608,226 for the three-month period ended June 30, 2026 as compared to the corresponding prior year three-month period due to the factors noted above.

Other income (expense)

The Company had other expense, net, of $(1,058,598) for the three months ended June 30, 2026, as compared to other income, net of $5,675,327 for the three months ended June 30, 2025. The decrease was due primarily to the gain of $6,169,824 on the partial disposal of Simson-Maxwell recorded in 2025.

Net income (loss)

The net loss increased by $6,125,699 for the three-month period ended June 30, 2026 as compared to the corresponding prior year three-month period due to the factors noted above.

Six months ended June 30, 2026 and 2025

Revenue

The Company did not generate any revenue in the six months ended June 30, 2026. In the prior period, the Company consolidated the revenues of Simson-Maxwell for the period January 1 to March 31, 2025.

Operating expenses

The Company’s operating expenses decreased to $1,315,463 for the six-month period ended June 30, 2026, from $9,310,944 in the corresponding prior year three-month period. The significant decrease reflects the impact of the deconsolidation of Simson-Maxwell’s results. Excluding Simson-Maxwell, operating expenses were $677,000 (34%) lower than the prior year. The decrease is the result of testing, certification and transportation costs of approximately $445,000 incurred in 2025 related to the Company’s medical waste treatment unit, combined with an overall reduction in corporate spending.

Income (loss) from operations

The loss from operations decreased by $1,766,146 for the three-month period ended June 30, 2026 as compared to the corresponding prior year three-month period due to the factors noted above.

Other income (expense)

The Company had other expense, net, of $(2,153,118) for the six months ended June 30, 2026, as compared to other income, net of $4,264,446 for the six months ended June 30, 2025. The decrease was due primarily to the gain of $6,169,824 on the partial disposal of Simson-Maxwell recorded in 2025.

Net income (loss)

The net loss increased by $4,651,418 for the six-month period ended June 30, 2026 as compared to the corresponding prior year three-month period due to the factors noted above.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

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

Investment in Unconsolidated Entity

The Company accounts for its investment in preferred shares of T&T at fair value. Under the fair value method, the Company adjusts the carrying value of its investment for changes in fair value and records the amount of the change in fair value in the condensed consolidated statement of operations.

Beginning in the fourth quarter of 2025 and up to the date of amalgamation of T&T and Simson-Maxwell on June 1, 2026, the Company accounted for its 49% non-controlling interest in Simson-Maxwell at fair value as the Company was not able to exercise significant influence over this investment. During the second and third quarters of 2025, the Company accounted for this investment under the equity method.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as a smaller reporting company (as defined by Rule 12b-2 of the Exchange Act), is not required to furnish the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on the evaluation described below, the Company’s disclosure controls and procedures were not effective as of June 30, 2026, to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls and procedures would include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures were not effective.

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

There were no changes in Internal Control Over Financial Reporting during the quarter ended June 30, 2026.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of commercial operations in the normal course of business. As of June 30, 2026, other than the matter described below, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

Gastal Litigation

On June 15, 2022, a Petition for Damages (Danny Paul Gastal and Ignatius Hoffpauir v. Petrodome Operating, LLC, et. al.) was filed in The 15th Judicial District Court for the Parish of Acadia in the State of Louisiana against Petrodome Operating, LLC (“Petrodome”) and two other parties (collectively, the “Defendants”) related to a flowline leak on a salt-water disposal well owned by a third party and operated by Petrodome. The owner of the property where the leak occurred and his tenant farmer (collectively, the “Plaintiffs”) alleged environmental damage as a result of the leak and sought damages for the cost of remediation, loss of use and loss of income. Subsequently, the suit was amended to name the insurers of both Petrodome and the well owner.

Petrodome and the well owner made a “limited admission” of liability for environmental damage under Louisiana Code of Civil Procedure article 1563 and La. R.S. 30:29 and presented a “most feasible plan” to remediate the property to the Louisiana Department of Conservation & Energy (“LDCE”) at a January 6, 2026 public hearing. The LDCE approved the plan which was expected to cost approximately $286,000 to implement.

On or about April 24, 2026, the parties reached a settlement agreement pursuant to which the Defendants agreed to pay the Plaintiffs approximately $10.3 million for damages and to fund and implement the LDCE-approved remediation plan and to diligently perform whatever remediation, restoration, clean-ups, investigation(s), evaluation(s), testing, and/or other work, if any, that the LDCE deems necessary in order to obtain the required no further action letter for the limited admission area. The settlement amount for damages and the LDCE-approved remediation plan was fully paid by the Company’s insurers in June 2026.

Drew Estate Litigation

Petrodome is one of several defendants in litigation filed on December 16, 2025 in the 14th Judicial District Court for the Parish of Calcasieu, State of Louisiana, styled H.C. Drew Estate v. Mayne & Mertz, Inc., et al. The plaintiff alleges, among other things, that historical oil and gas operations on certain property resulted in environmental damage and seeks various forms of relief, including alleged remediation costs and other damages.

The Company believes the claims asserted against Petrodome are without merit and intends to defend the action vigorously. The Company’s insurers have agreed to provide a defense to Petrodome, subject to a reservation of rights under the applicable insurance policies, and have approved the appointment of defense counsel to represent Petrodome in the litigation. The Company presently expects that substantially all of Petrodome’s defense costs will continue to be funded by the applicable insurers, subject to the insurers’ reservation of rights. As is customary in insurance coverage matters, the insurers have reserved the right to deny or limit coverage based on the terms and conditions of the applicable insurance policies.

At this stage of the proceedings, the Company is unable to reasonably estimate the ultimate outcome of the litigation or the amount of any potential loss, if any. Accordingly, no liability has been recorded with respect to this matter. The Company will continue to evaluate the matter as additional information becomes available.

ITEM 1A. RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

For a discussion of risk factors that could materially affect the Company’s business, financial condition, or results of operations, see “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 30, 2026. There have been no material changes to the risk factors previously disclosed in the Form 10-K, except as may be reflected in the disclosures contained in this Quarterly Report on Form 10-Q, including the matters described under “Going Concern Qualification” in Item 2 and “Legal Proceedings” in Item 1 of Part II.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2026, the Company did not issue any unregistered equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

10.1

Form of Promissory Note, dated April 17, 2026, issued by Viking Ozone Technology, LLC. (Filed as Exhibit 10.1 to Camber’s Current Report on Form 8-K, filed with the Commission on April 23, 2026 and incorporated herein by reference)

10.2

Amalgamation Agreement, dated June 1, 2026, by and among T&T Power Group Inc. and Simson-Maxwell Ltd. (Filed as Exhibit 10.1 to Camber’s Current Report on Form 8-K, filed with the Commission on June 4, 2026 and incorporated herein by reference)

10.3

Unanimous Shareholders Agreement, dated June 1, 2026, by and among T&T Power Group Inc., Viking Energy Group, Inc., and Tyler Van Dyke. (Filed as Exhibit 10.2 to Camber’s Current Report on Form 8-K, filed with the Commission on June 4, 2026 and incorporated herein by reference)

10.4

Postponement and Assignment of Creditors Claim and Postponement of Security Agreement, dated June 1, 2026, by and among The Toronto-Dominion Bank, Viking Energy Group, Inc., and T&T Power Group Inc. Filed as Exhibit 10.3 to Camber’s Current Report on Form 8-K, filed with the Commission on June 4, 2026 and incorporated herein by reference)

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

CAMBER ENERGY, INC. (Registrant)

/s/ James Doris	Date: August 13, 2026
Principal Executive Officer

/s/ John McVicar	Date: August 13, 2026
Principal Financial and Accounting Officer

