Form 10-Q
period 2026-09-30
Viking Global Technologies, Inc.
filed 2026-11-09
CIK 1309082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number: 001-32508

Viking Global Technologies, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-2660243
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12 Greenway Plaza, Suite 1100 Houston, TX 77046

(Address of principal executive offices)

(281) 404 4387

(Registrant’s telephone number, including area code)

________________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 9, 2026, the registrant had 281,786,525 shares of common stock outstanding.

VIKING GLOBAL TECHNOLOGIES, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIKING GLOBAL TECHNOLOGIES, INC. (Formerly, Camber Energy, Inc.) Condensed Consolidated Balance Sheets (Unaudited)

	At September 30, 2026	At December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$132,799	$279,525
Inventory, net	863,469	901,449
Prepaids and other current assets	131,115	57,850
Note receivable from related party	-	342,974
Total current assets	1,127,383	1,581,798

Intangible assets - Variable Interest Entities	15,433,536	15,433,536
Investment in unconsolidated entity	3,199,765	2,824,126
TOTAL ASSETS	$19,760,684	$19,839,460

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and other accrued expenses	$5,962,463	$5,061,330
Accrued interest	9,415,554	8,187,791
Undistributed revenues and royalties	1,637,251	1,637,251
Due to related parties	1,238,330	1,338,330
Current portion of long-term debt - net of debt discount	47,754,564	1,202,956
Total current liabilities	66,008,162	17,427,658
Long-term debt - net of current portion and debt discount	151,180	43,698,407
Contingent obligations	1,435,757	1,435,757
Asset retirement obligation	646,360	646,360
TOTAL LIABILITIES	68,241,459	63,208,182

Commitments and contingencies (Note 11)	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock Series A, $0.001 par value, 50,000 shares authorized, 28,092 shares issued and outstanding as of September 30, 2026 and December 31, 2025	28	28
Preferred stock Series G, $0.001 par value, 25,000 authorized, 5,272 shares issued and outstanding as of September 30, 2026 and December 31, 2025. Liquidation preference of nil	5	5
Common stock, $0.001 par value, 500,000,000 shares authorized, 281,786,525 and 281,686,525 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	281,787	281,687
Additional paid-in capital	162,860,229	162,845,423
Accumulated deficit	(217,876,136)	(212,901,381)
Parent’s stockholders’ deficit in Viking Global Technologies, Inc.	(54,734,087)	(49,774,238)
Non-controlling interest	6,253,312	6,405,516
TOTAL STOCKHOLDERS’ DEFICIT	(48,480,775)	(43,368,722)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$19,760,684	$19,839,460

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIKING GLOBAL TECHNOLOGIES, INC. (Formerly, Camber Energy, Inc.) Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue
Power generation units and parts	$-	$-	$-	$3,759,080
Service and repairs	-	-	-	2,470,255
	-	-	-	6,229,335
Operating expenses
Cost of goods sold	-	-	-	4,648,824
General and administrative	492,006	583,411	1,807,469	5,031,721
Depreciation and amortization	-	77,807	-	291,617
Total operating expenses	492,006	661,218	1,807,469	9,972,162

Loss from operations	(492,006)	(661,218)	(1,807,469)	(3,742,827)

Other income (expense)
Interest expense, net	(478,370)	(434,400)	(1,301,676)	(1,409,418)
Amortization of debt discount	(811,011)	(811,011)	(2,406,588)	(2,406,588)
Change in fair value of investment	121,159	-	375,639	-
Change in fair value of derivative liability	-	-	-	266,891
Equity in earnings (losses) of unconsolidated entity	-	(121,587)	-	10,550
Gain on partial disposal of interest in subsidiary	-	-	-	6,169,824
Impairment of intangible assets	-	(3,728,011)	-	(3,728,011)
Other income	1,850	406,608	13,135	672,797
Total other income (expense), net	(1,166,372)	(4,688,401)	(3,319,490)	(423,955)

Net loss before income taxes	(1,658,378)	(5,349,619)	(5,126,959)	(4,166,782)
Income tax benefit (expense)	-	-	-	-
Net loss	(1,658,378)	(5,349,619)	(5,126,959)	(4,166,782)
Net loss attributable to non-controlling interest	(42,899)	(59,811)	(152,204)	(871,434)
Net loss attributable to Viking Global Technologies, Inc.	$(1,615,479)	$(5,289,808)	$(4,974,755)	$(3,295,348)
Loss per share of common stock
Basic and Diluted	$(0.01)	$(0.02)	$(0.02)	$(0.01)
Weighted average number of shares of common stock outstanding
Basic and Diluted	281,786,525	281,686,525	281,748,063	273,184,081

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIKING GLOBAL TECHNOLOGIES, INC. (Formerly, Camber Energy, Inc.) Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(5,126,959)	$(4,166,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of investment	(375,639)	-
Intangible asset impairment	-	3,728,011
Change in fair value of derivative liability	-	(266,891)
Stock-based compensation	14,806	5,761
Depreciation and amortization	-	291,617
Amortization of right-of-use assets	-	410,832
Equity in earnings of unconsolidated entity	-	(10,550)
Amortization of debt discount	2,406,588	2,406,588
Gain on partial disposal of interest in subsidiary	-	(6,169,824)
Foreign currency translation adjustment	-	65,834
Changes in operating assets and liabilities:
Accounts receivable, net	-	847,502
Inventory	37,980	1,594,832
Prepaids and other current assets	(73,265)	(52,930)
Accounts payable and other accrued expenses	901,133	(1,263,233)
Accrued interest	1,227,763	1,138,008
Customer deposits	-	(167,027)
Operating lease liabilities	-	(391,476)
Net cash used in operating activities	(987,593)	(1,999,727)

Cash flows from investing activities:
Acquisition of fixed assets	-	(16,136)
Payment received on note receivable from related party	342,974	42,162
Deconsolidation of Simson-Maxwell cash balance	-	(4,730)
Investment in Viking Distribution Solutions	-	(100)
Net cash provided by investing activities	342,974	21,196

Cash flows from financing activities:
Issuance (repayment) of long-term debt, net	597,793	1,897,875
Advances from (repayment of) bank credit facility	-	(154,676)
Advance from (repayment to) related party	(100,000)	427,500
Proceeds from exercise of warrants	100	-
Repayment of promissory notes, related parties	-	(16,170)
Net cash provided by financing activities	497,893	2,154,529

Net increase (decrease) in cash and cash equivalents	(146,726)	175,998
Cash and cash equivalents, beginning of period	279,525	114,648

Cash and cash equivalents, end of period	$132,799	$290,646

Supplemental Cash Flow Information:
Cash paid for:
Interest	$73,914	$174,663
Income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIKING GLOBAL TECHNOLOGIES, INC. (Formerly, Camber Energy, Inc.) Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

For the nine months ended September 30, 2026

	Preferred Stock		Preferred Stock				Additional			Total
	Series A		Series G		Common Stock		Paid-in	Accumulated	Noncontrolling	Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Interest	Deficit

Balances at December 31, 2025	28,092	$28	5,272	5	281,686,525	$281,687	$162,845,423	$(212,901,381)	$6,405,516	$(43,368,722)

Net loss	-	-	-	-	-	-	-	(1,676,916)	(40,456)	(1,717,372)

Balances at March 31, 2026	28,092	$28	5,272	$5	281,686,525	$281,687	$162,845,423	$(214,578,297)	$6,365,060	$(45,086,094)

Issuance of shares on exercise of warrants	-	-	-	-	100,000	100		-	-	100
Issuance of warrants for services	-	-	-	-	-	-	14,806	-	-	14,806
Net loss	-	-	-	-	-	-	-	(1,682,360)	(68,849)	(1,751,209)

Balances at June 30, 2026	28,092	$28	5,272	$5	281,786,525	$281,787	$162,860,229	$(216,260,657)	$6,296,211	$(46,822,397)

Net loss	-	-	-	-	-	-	-	(1,615,479)	(42,899)	(1,658,378)

Balances at September 30, 2026	28,092	$28	5,272	$5	281,786,525	$281,787	$162,860,229	$(217,876,136)	$6,253,312	$(48,480,775)

For the nine months ended September 30, 2025

	Preferred Stock Series A		Preferred Stock Series C		Preferred Stock Series G		Preferred Stock Series H		Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Loss	Deficit	Interest	Deficit
Balances at December 31, 2024	28,092	$28	30	1	5,272	5	-	$-	258,136,858	$258,137	21,574,679	$3,451,949	$159,411,262	$(134,916)	$(208,492,886)	$7,686,763	$(37,819,657)

Common shares issued on true-up of Series C preferred stock	-	-	-	-	-	-	-	-	6,645,406	6,645	(6,645,406)	(1,063,265)	1,056,620	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	84,272	-	-	84,272
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,717,093)	(474,560)	(3,191,653)

Balances at March 31, 2025	28,092	$28	30	$1	5,272	$5	-	$-	264,782,264	$264,782	14,929,273	$2,388,684	$160,467,882	$(50,644)	$(211,209,979)	$7,212,203	$(40,927,038)

Disposition of majority interest in Simson-Maxwell	-	-	-	-	-	-	-	-	-	-	-	-	-	50,644	-	(363,220)	(312,576)
Common shares issued on conversion of Series C preferred stock	-	-	(19)	-	-	-	-	-	16,904,261	16,905	-	-	(16,905)	-	-	-	-
Cancellation of Series C preferred stock	-	-	(11)	(1)	-	-	-	-	-	-	-	-	1	-	-	-	-
Cancellation of true-up shares to be issued	-	-			-	-	-	-	-	-	(14,929,273)	(2,388,684)	2,388,684	-	-	-	-
Issuance of warrants for services	-	-			-	-	-	-	-	-	-	-	5,761	-	-	-	5,761
Foreign currency translation adjustment	-	-			-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-			-	-	-	-	-	-	-	-	-	-	4,711,553	(337,063)	4,374,490

Balances at June 30, 2025	28,092	$28	-	$-	5,272	$5	-	$-	281,686,525	$281,687	-	$-	$162,845,423	$-	$(206,498,426)	$6,511,920	$(36,859,363)

Investment in Viking Distribution Solutions	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	96	96
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,289,808)	(59,811)	(5,349,619)

Balances at September 30, 2025	28,092	$28	-	$-	5,272	$5	-	$-	281,686,525	$281,687	-	$-	162,845,423	$-	(211,788,234)	$6,452,205	$(42,208,886)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIKING GLOBAL TECHNOLOGIES, INC. (Formerly, Camber Energy, Inc.) Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Company Overview and Operations

Viking Global Technologies, Inc. (formerly known as Camber Energy, Inc.) (“Viking Global” or the “Company”), through its wholly-owned subsidiary, Viking Energy Group, Inc. (“Viking”), and other subsidiaries and affiliated entities, is a technology-focused company engaged in the development, advancement and commercialization of proprietary technologies designed to address significant infrastructure, environmental and industrial challenges.

The Company’s principal technology portfolio currently includes: (i) a majority ownership interest in an entity holding intellectual property rights to a proprietary, patented ozone-based medical and bio-hazardous waste treatment system; and (ii) majority ownership interests in entities holding intellectual property rights to proprietary, patented and patent-pending electric transmission and distribution broken conductor protection technologies designed to enhance electric-grid resiliency, improve public safety and support wildfire-risk mitigation.

The Company also holds a license to a patented clean energy and carbon-capture system, with exclusivity in Canada and certain locations in the United States, and maintains an investment interest in T&T Power Group Inc. (“T&T”), a Canadian corporation providing customized energy and power solutions to commercial and industrial customers in North America (see Note 4).

The Company continues to pursue the commercialization of its existing technologies while evaluating additional technologies, strategic investments and business opportunities consistent with its long-term objectives.

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

Note 2. Going Concern

The Company’s condensed consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $(5,126,959) for the nine months ended September 30, 2026, as compared to a net loss of $(4,166,782) for the nine months ended September 30, 2025. The net loss for the nine months ended September 30, 2026 included, among other things, the following non-cash items: (i) amortization of debt discount of $(2,406,588); and (ii) a gain on the change in fair value of investment of $375,639.

At September 30, 2026, the Company had a stockholders’ deficit of $48,480,775, long-term debt, net of current portion, of $151,180 and a working capital deficiency of $64,880,779. The largest components of current liabilities creating this working capital deficiency were the current portion of long-term debt of $47,754,564, accrued interest of $9,415,554, amounts due to related parties of $1,238,330, and related party accounts payable of $2,495,500.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern depends on its ability (i) to obtain the financing necessary to meet its obligations and repay its liabilities as they come due, (ii) to extend, restructure or refinance its existing debt, and (iii) to ultimately generate profitable operations from the commercialization of its technologies. Management may seek additional funds through debt or equity financings, extensions or restructurings of existing debt, continued advances from related parties and, if available, sales, leases or sublicenses of the Company’s technologies. The Company has no commitments for any such additional funding, and there is no assurance that additional funding will be available on acceptable terms, or at all. These condensed consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

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

a) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the interim reporting rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments (unless otherwise indicated), necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

b) Basis of Consolidation

The unaudited condensed consolidated financial statements presented herein reflect the consolidated financial results of the Company, its wholly-owned subsidiary, Viking Energy Group, Inc. (“Viking”), the wholly-owned subsidiary of Viking (Petrodome Energy, LLC), and, for the period from January 1, 2025 through March 31, 2025, Viking’s former majority interest in Simson-Maxwell Ltd. (“Simson-Maxwell”).

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

d) Use of Estimates in the Preparation of Condensed Consolidated Financial Statements

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. Significant areas requiring the use of management estimates relate to the determination of the fair value of the Company’s various series of preferred stock, the fair value of the Company’s investment in T&T, impairment of long-lived assets, stock-based compensation, asset retirement obligations, and expected tax rates for future income tax recoveries.

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

At September 30, 2026, the significant inputs to the Company’s investment in its unconsolidated entity was a Level 3 input.

Assets measured at fair value as of and for the nine months ended September 30, 2026 are classified below based on the fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gain/ (Loss) (nine months ended September 30, 2026)

Financial assets:
Investment in unconsolidated entity	$-	$-	$3,199,765	$375,639

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

Inventory consisted of the following at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Units and work-in-process	$686,415	$686,415
Parts	177,054	215,034
	863,469	901,449
Reserve for obsolescence	-	-
	$863,469	$901,449

h) Intangible Assets

Intangible assets include amounts related to the Company’s patents and intellectual property owned by Viking Ozone, Viking Protection, Viking Sentinel and Viking Distribution.

The Company reviews intangible assets for possible impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the future benefit of its intangible assets, the Company estimates the anticipated undiscounted future net cash flows of the intangible assets over their remaining estimated useful lives. If the carrying amount is not recoverable, an impairment loss is recorded for the excess of the carrying value of the asset over its fair value.

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

j) Income (loss) per Share

Basic and diluted income (loss) per share calculations are calculated on the basis of the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted earnings per share give effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted earnings per share, the average stock price for the period is used to determine the number of shares assumed to be purchased from the exercise price of the options and warrants. Purchases of treasury stock reduce the outstanding shares commencing on the date that the stock is purchased. Common stock equivalents are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive.

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

The Company has no oil and gas assets. The asset retirement obligation balance at September 30, 2026 and December 31, 2025 is in respect of Petrodome’s prior working interest in an abandoned offshore well which was the subject of a decommissioning order (the “Order”) issued by the Bureau of Safety and Environmental Enforcement (“BSEE”) in April 2019 to which Petrodome was a named party. Petrodome filed an appeal with the Interior Board of Land Appeals (“IBLA”) in 2019. Petrodome and the BSEE subsequently jointly requested, and received, a stay of the Order from the IBLA that remained in effect at September 30, 2026. The Company understands that decommissioning activity has begun and will retain this obligation pending resolution of the Order.

m) Undistributed Revenues and Royalties

The Company recorded a liability for cash collected from oil and gas sales that is due to royalty and working interest owners. The amounts were distributed in accordance with the working interests of the respective owners. The balance at September 30, 2026 and December 31, 2025 represents the value of payments issued to working interest and royalty owners with respect to the Company’s previously owned oil and gas assets that have not been cashed.

n) Subsequent events

The Company has evaluated all subsequent events from September 30, 2026 through the issuance date of these financial statements (see Note 13).

Note 4. Investment in T&T (formerly Simson-Maxwell)

Viking acquired a controlling interest in Simson Maxwell in 2021 and consolidated Simson Maxwell’s financial statements in the Company’s consolidated financial statements.

On April 1, 2025, Viking entered into a Share Subscription Agreement (“SSA”) with T&T, Remora EQ LP, Simmax Corp., and Simson-Maxwell. The SSA related to a restructuring of the ownership of Simson-Maxwell that resulted in Viking ceasing to have a controlling interest in Simson-Maxwell. Following the closing of the transaction in the SSA, T&T and Viking were the shareholders of Simson-Maxwell. T&T owned 51% of Simson-Maxwell’s outstanding common shares and Viking owned the remaining 49%. Viking did not sell or purchase any shares in connection with the transaction. As a result of the reduction in Viking’s ownership interest and ceasing to have control over Simson-Maxwell, Viking deconsolidated the financial statements of Simson-Maxwell on April 1, 2025 and accounted for its investment in Simson-Maxwell under the equity method through September 30, 2025. Under the equity method, the Company recognized its share of earnings (losses) in Simson Maxwell in its consolidated statement of operations. During the quarter ended December 31, 2025, the Company determined that it was not able to exercise significant influence over this investment and, as a result, began accounting for this investment at fair value.

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

(i)

Amalco may redeem all of Viking’s outstanding preferred shares in Amalco at any time on or before March 31, 2028 for CAD $5.75 million ($4.2 million) or after March 31, 2028 for CAD $7.75 million ($5.7 million); and,

(ii)

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

The adjustment to the fair value of the investment for the nine months ended September 30, 2026 was as follows:

Value of investment at December 31, 2025	$2,824,126
Change in the fair value of the investment	375,639
Fair value of investment at September 30, 2026	$3,199,765

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

Note 6. Intangible Assets - Variable Interest Entities (“VIEs”)

The Company holds a 51% interest in four VIEs – Viking Ozone, Viking Protection, Viking Sentinel and Viking Distribution – which were formed in order to acquire and monetize the patents and intellectual property for the Company’s medical waste disposal and broken conductor protection technologies.

The initial accounting for these acquisitions was as follows:

	Viking	Viking	Viking	Viking
	Ozone	Sentinel	Protection	Distribution	Total

Purchase price:
Fair value of stock or cash at closing	$2,000,000	$233,334	$4,433,334	$100	$6,666,768
Fair value of contingent consideration	495,868	-	939,889	-	1,435,757
Total consideration	$2,495,868	$233,334	$5,373,223	$100	$8,102,525

Purchase price allocation:
Intangible asset	$4,916,057	$457,518	$10,059,765	$196	$15,433,536
Non-controlling interest	(2,420,189)	(224,184)	(4,686,542)	(96)	(7,331,011)
Viking ownership interest	$2,495,868	$233,334	$5,373,223	$100	$8,102,525

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

At September 30, 2026, no additional shares were required to or have been issued.

Note 7. Related Party Transactions

The Company’s CEO and Director, James Doris, renders professional services to the Company through AGD Advisory Group, Inc., an affiliate of Mr. Doris’s. For the nine-month periods ended September 30, 2026 and 2025, the Company paid or accrued $450,000 in fees to AGD Advisory Group, Inc. At September 30, 2026 and December 31, 2025, the total amount due to AGD Advisory Group, Inc. was $1,995,000 and $1,545,000, respectively, and is included in accounts payable.

At September 30, 2026 and December 31, 2025, the Company’s CEO and Director, James Doris, has provided advances to the Company in the amount of $1,238,330 and $1,338,330, respectively. The advances are non-interest bearing with no fixed repayment terms and are included in “Due to related parties”.

The Company’s CFO, John McVicar, renders professional services to the Company through 1508586 Alberta Ltd., an affiliate of Mr. McVicar’s. For the nine-month periods ended September 30, 2026 and 2025, the Company paid or accrued $270,000 in fees to 1508586 Alberta Ltd. At September 30, 2026 and December 31, 2025, the total amount due to 1508586 Alberta Ltd. was $240,000 and $105,000, respectively, and is included in accounts payable.

The Company paid or accrued $120,000 in Directors Fees for the nine-month periods ended September 30, 2026 and 2025. At September 30, 2026 and December 31, 2025, the total amount due to the Directors was $260,500 and $160,000, respectively, and is included in accounts payable.

Note 8. Non-controlling Interests

The following discloses the effects of the Company’s ownership interest in Viking Ozone, Viking Sentinel, Viking Protection, Viking Distribution and, for periods prior to April 1, 2025, Simson-Maxwell, in the aggregate, and on the Company’s equity at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Non-controlling interest – beginning	$6,405,516	$7,686,763
Deconsolidation of investment in Simson-Maxwell	-	(363,220)
Investment in Viking Distribution	-	96
Net loss attributable to non-controlling interest	(152,204)	(918,123)
Non-controlling interest – ending	$6,253,312	$6,405,516

Note 9. Long-Term Debt

Long-term debt consisted of the following at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025

Long-term debt:

Note payable to Discover, pursuant to a Secured Promissory Note dated December 24, 2021 and funded on January 3, 2022 in the original amount of $26,315,789 with interest and principal due at maturity on January 1, 2027. The note bears interest at a rate of 3.25% as of the effective date and is secured by lien on substantially all of the Company’s assets.	$26,315,789	$26,315,789

Note payable to Discover, pursuant to a 10.0% Secured Promissory Note dated April 23, 2021 in the original amount of $2,500,000 with interest and principal due at maturity on January 1, 2027. Pursuant to an amendment dated December 24, 2021 the interest rate was adjusted to 3.25% as of the amendment date. The note is secured by a lien on substantially all of the Company’s assets.	2,500,000	2,500,000

Note payable to Discover, pursuant to a 10.0% Secured Promissory Note dated December 22, 2020 in the original amount of $12,000,000 with interest and principal due at maturity on January 1, 2027. Pursuant to an amendment dated December 24, 2021 the interest rate was adjusted to 3.25% as of the amendment date. The note is secured by a lien on substantially all of the Company’s assets.	12,000,000	12,000,000

Note payable to Discover, pursuant to a 10.0% Secured Promissory Note dated December 11, 2020 in the original amount of $6,000,000 with interest and principal due at maturity on January 1, 2027. Pursuant to an amendment dated December 24, 2021 the interest rate was adjusted to 3.25% as of the amendment date. The note is secured by a lien on substantially all of the Company’s assets.	6,000,000	6,000,000

Loan of $150,000 dated July 1, 2020 from the U.S. Small Business Administration. The loan bears interest at 3.75% and matures on July 28, 2050. The loan is payable in monthly installments of $731 with the remaining principal and accrued interest due at maturity. Installment payments were originally due to start 12 months from the date of the note but the date was extended to January 2023. Accrued interest from the original installment due date to January 2023 was capitalized to the loan principal balance.	154,221	156,428

Convertible promissory note payable to FK Venture, LLC dated April 7, 2025. The note bears interest at a rate of 10% per annum and matures on the earlier of (i) April 1, 2027; or (ii) the date on which, if applicable, the Company receives written notice of any default under any existing promissory note then in favor of the Company’s existing senior secured lender and such default is not remedied within 7 days of receipt of such notice. At any time prior to the Maturity Date, the investor may elect to convert the outstanding principal and any accrued but unpaid interest into shares of the Company’s common stock at a fixed conversion price of (i) $0.15 per share if there is no default on senior promissory notes; or (ii) $0.02 per share in the event of a default on senior promissory notes.

	1,200,000	1,200,000

Promissory note dated April 17, 2026 in favor of an individual investor. The maturity date of the Note is the earlier of: (i) April 15, 2027; or (ii) the receipt by the Company of proceeds from the unconditional sale of the Company’s VKIN-300 waste treatment unit identified in the Note. The Note bears interest at a fixed rate of 10% payable in advance within two days of receiving the Note proceeds. The Company may prepay at any time any portion of the principal and all other amounts due under the Note.	500,000	-

Promissory note dated May 29, 2026 in favor of an individual investor. The maturity date of the Note is the earlier of: (i) April 15, 2027; or (ii) the receipt by the Company of proceeds from the unconditional sale of the Company’s VKIN-300 waste treatment unit identified in the Note. The Note bears interest at a fixed rate of 10% payable in advance within two days of receiving the Note proceeds. The Company may prepay at any time any portion of the principal and all other amounts due under the Note.	100,000	-

Total long-term debt	48,770,010	48,172,217
Current portion	48,618,830	1,202,956
Debt discount on current portion of note payable to Discover	(864,266)	-
Current portion, net of debt discount	47,754,564	1,202,956
Long-term debt, net of current portion	151,180	46,969,261
Debt discount on note payable to Discover	-	(3,270,854)
Total long-term debt, net of current portion and debt discount	$151,180	$43,698,407

Amendment to Promissory Note in favor of FK Venture LLC

On September 30, 2026, the Company and FK Venture LLC entered into Amendment No. 1 to the unsecured promissory note issued on April 7, 2025 with a principal amount of $1,200,000, an original maturity date of September 30, 2026 and an original conversion price of $0.15 per share. The Amendment changed the maturity date of the note to the earlier of (i) April 1, 2027 or (ii) the date on which, if applicable, the Company receives written notice of a default under any promissory note then outstanding in favor of the Company’s existing senior secured lender, if the default is not remedied within seven days after receipt of the notice. The Company must promptly give the holder a copy of any such default notice. The Amendment also changed the conversion price such that the conversion price remains $0.15 per share if there is no default on the senior secured promissory notes, or is reduced to $0.02 per share if there is a default on the senior secured promissory notes. The Company concluded that the Amendment is accounted for as a debt modification and that the contingent conversion price adjustment does not require bifurcation.

Principal maturities of long-term debt for the next five years and thereafter are as follows:

At September 30,
	Principal	Unamortized Discount	Net
2027	$48,618,830	$(864,266)	$47,754,564
2028	3,157	-	3,157
2029	3,277	-	3,277
2030	3,402	-	3,402
2031	3,532	-	3,532
Thereafter	137,812	-	137,812

	$48,770,010	$(864,266)	$47,905,744

Note 10. Equity

(a) Common Stock

The Company is authorized to issue 500,000,000 shares of Common Stock, par value $0.001 per share.

(b) Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, par value $0.001 per share (the “Preferred Stock”).

(i) Series A Convertible Preferred Stock

In 2023, the Company issued 28,092 shares of new Series A Preferred Stock in exchange for 28,092 outstanding shares of old Series C Preferred Stock of Viking Energy. Each share of Series A Preferred Stock is convertible into 890 shares of Viking Global Common Stock (subject to a beneficial ownership limitation of 9.99% of Viking Global Common Stock), is treated equally with Viking Global Common Stock with respect to dividends and liquidation, and only has voting rights with respect to voting: (a) on a proposal to increase or reduce Viking Global’s share capital; (b) on a resolution to approve the terms of a buy-back agreement; (c) on a proposal to wind up Viking Global; (d) on a proposal for the disposal of all or substantially all of Viking Global’s property, business and undertaking; (e) during the winding-up of Viking Global; and/or (f) with respect to a proposed merger or consolidation in which Viking Global is a party or a subsidiary of Viking Global is a party.

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

During the second quarter of 2025, the holder converted a total of 19 shares of Series C Preferred Stock in exchange for 16,904,261 shares of common stock and agreed to cancel the remaining 11 outstanding shares of Series C Preferred Stock. Additionally, the holder agreed to waive its entitlement to any further additional shares due from prior conversions. For the nine months ended September 30, 2025, the Company recorded a gain of $266,891 on the extinguishment of the derivative liability associated with the Conversion Premium.

At September 30, 2026 and December 31, 2025, no shares of Series C Preferred Stock were outstanding and the balance of common stock to be issued on true-up of prior Series C Preferred stock conversions was nil.

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

In 2022, the Company issued 10,544 shares of Series G Preferred Stock for an aggregate purchase price of $100,000,000, representing a 5% original issue discount. The purchase price was paid as follows: $5,000,000 in cash and four promissory notes, each in the amount of $23,750,000 and payable on March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022, respectively.

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

At September 30, 2026, none of the outstanding notes due September 30, 2022 and December 31, 2022 had been paid in full and the 5,272 shares of Series G Preferred Stock which remain outstanding were not convertible.

(c) Warrants

The following table represents stock warrant activity at and for the nine months ended September 30, 2026 and 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding – December 31, 2025 *	2,133,334	$0.80	1.92 years	$-
Granted	500,000	0.001	4.61 years	-
Exercised	100,000	0.001	1.38 years	-
Forfeited/expired/cancelled	-	-	-	-

Warrants Outstanding – September 30, 2026	2,533,334	$0.67	1.92 years	$18,800

Outstanding Exercisable – September 30, 2026	2,533,334	$0.67	1.92 years	$18,800

* opening balance increased by 100,000 for warrants previously considered cancelled

On April 2, 2026, 100,000 warrants with an intrinsic value of $2,900 were exercised. On May 8, 2026, the Company issued 500,000 warrants to the Company’s Chief Financial Officer. The warrants have an exercise price of $0.001 per share and expire five years from the date of issuance. The value of the warrants, calculated using the Black-Scholes option pricing model, was determined to be $14,806 and is included in stock-based compensation expense for the nine months ended September 30, 2026.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding – December 31, 2024	2,341,416	$0.86	2.55 years	$-
Granted	200,000	0.15	1.83 years	-
Exercised	-	-	-	-
Forfeited/expired/cancelled	508,082	0.66	-	-

Warrants Outstanding – September 30, 2025	2,033,334	$0.83	2.26 years	$7,633

Outstanding Exercisable – September 30, 2025	2,033,334	$0.83	2.26 years	$7,633

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

Note 11. Commitments and Contingencies

Legal matters

From time to time, the Company may be involved in litigation relating to claims arising out of commercial operations in the normal course of business, including contract disputes and title disputes. The Company records reserves for contingencies when information available indicates that a loss is probable, and the amount of the loss can be reasonably estimated.

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

Note 13. Subsequent Events

On October 1, 2026, Viking Protection entered into a short-term loan arrangement with two accredited investors, jointly (the “Holders”), who have previously provided financing to the Company’s affiliates, including Viking Ozone. Viking Protection executed and delivered a promissory note to the Holders in the principal amount of $300,000 (the “VPS Note”). The VPS Note does not bear a stated interest rate. Viking Protection pays a fixed interest amount equal to 10% of the principal amount, or $30,000, on or before maturity, and the principal amount plus that interest amount are payable at maturity. The VPS Note matures on the earlier of (i) December 31, 2026 or (ii) the closing of any financing transaction involving Viking Protection as borrower. Viking Protection may prepay the VPS Note at any time. James A. Doris, the Company’s chief executive officer and president of Viking Protection, gave an absolute, irrevocable and unconditional personal guaranty of payment, net of collection, of Viking Protection’s obligations under the VPS Note, including interest and enforcement costs. The Company is not a party to the VPS Note, and the VPS Note does not include any conversion rights or warrants.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements. All statements other than statements of historical fact are forward-looking statements, including statements about: our plans, strategies and objectives for future operations; projections of revenue, earnings or other financial items; proposed new products, services or developments; future economic conditions or performance; our beliefs; and the assumptions underlying any of these statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. These factors include, among others: our ability to continue as a going concern; our ability to raise capital on acceptable terms, or at all; our ability to repay, extend or refinance our outstanding debt, most of which is classified as current; our ability to commercialize our technologies and generate revenue; the timing and collectability of the redemption price for our preferred shares in T&T; restrictions on our use of the “Viking Global” name; competition; adverse changes in government regulations or policies; our dependence on key personnel; the limited liquidity and volatility of our common stock; and the other factors described in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of the Company’s forward-looking statements. The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

PLAN OF OPERATIONS

Overview

Viking Global Technologies, Inc. (formerly known as Camber Energy, Inc.) (“Viking Global” or the “Company”), through its wholly-owned subsidiary, Viking Energy Group, Inc. (“Viking”), and other subsidiaries and affiliated entities, is a technology-focused company engaged in the development, advancement and commercialization of proprietary technologies designed to address significant infrastructure, environmental and industrial challenges.

The Company’s principal technology portfolio currently includes: (i) a majority ownership interest in an entity holding intellectual property rights to a proprietary, patented ozone-based medical and bio-hazardous waste treatment system; and (ii) majority ownership interests in entities holding intellectual property rights to proprietary, patented and patent-pending electric transmission and distribution broken conductor protection technologies designed to enhance electric-grid resiliency, improve public safety and support wildfire-risk mitigation.

The Company also holds a license to a patented clean energy and carbon-capture system, with exclusivity in Canada and certain locations in the United States, and maintains an investment interest in T&T Power Group Inc. (“T&T”), a Canadian corporation providing customized energy and power solutions to commercial and industrial customers in North America.

The Company continues to pursue the commercialization of its existing technologies while evaluating additional technologies, strategic investments and business opportunities consistent with its long-term objectives.

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

In November 2025, Viking Ozone was advised that its flagship VKIN-300 medical and bio-hazardous waste pre-treatment unit (the “VKIN-300 Unit”) passed the acceptance review by Laboratoire national de métrologie et d’essais (“LNE”) in France to obtain official certification of compliance with French Standard NFX 30-503, regarded as one of the world’s strictest standards for waste decontamination equipment. On or about November 7, 2025, the LNE confirmed that Viking Ozone’s application for a certificate of conformity for the VKIN-300 Unit is complete, satisfactory, and compliant with the requirements of standard NF X 20-703-1 of April 2024, and that formal attestation of conformity under the French decree Arrêté du 20 avril 2017 (Ministry of Social Affairs & Health, relating to pretreatment by disinfection of regulated medical care waste – DASRI) is expected to be issued once the decree is updated to reference French Standard NFX 30-503 and LNE’s own certification framework is amended accordingly. Based on the LNE’s evaluation report, the Company believes that certification is likely, but there can be no assurance that it will be obtained or when.

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

On August 13, 2025, Viking, ESG and Scuderi Group, Inc. (“SGI”) signed an Amendment to the IPLA pursuant to which SGI was added, effective as of such date, as an additional licensor or grantor, as applicable, under the IPLA, and was vested with all future rights and obligations of ESG thereunder, and SGI assumed all remaining duties, liabilities and benefits of ESG under the IPLA, to the same extent as ESG. Further, all general references to ESG in the IPLA are deemed to read “ESG and SGI” and all provisions containing obligations of ESG are deemed to be obligations of ESG and SGI, jointly and severally. SGI is the owner of the intellectual property licensed to Viking by ESG.

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

Transaction with T&T Power Group

On April 1, 2025, Viking entered into a Share Subscription Agreement with T&T Power Group Inc. (“T&T”), Remora EQ LP, Simmax Corp., and Simson-Maxwell. The SSA relates to a restructuring of the ownership of Simson-Maxwell that resulted in Viking ceasing to have a controlling interest in Simson-Maxwell.

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

Following the closing of the transactions described above, T&T and Viking were the only remaining shareholders of Simson-Maxwell. T&T owned 51% of Simson-Maxwell’s issued and outstanding Class A Common Shares, and Viking owned the remaining 49%. Viking did not sell or purchase any shares in connection with these transactions; however, Viking’s ownership decreased from approximately 60.5% to 49%. As a result of the reduction in Viking’s ownership interest and ceasing to have control over Simson-Maxwell, Viking ceased consolidating Simson-Maxwell’s financial results in its consolidated financial statements. The Company accounted for its investment in Simson-Maxwell under the equity method from April 1, 2025 through September 30, 2025, and at fair value beginning in the fourth quarter of 2025 (see Note 4 to the condensed consolidated financial statements).

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

In connection with the Amalgamation, on June 1, 2026, Viking, the Amalgamated Corporation, and Tyler Van Dyke entered into a unanimous shareholders’ agreement (the “USA”) within the meaning of the CBCA. Pursuant to the USA, Tyler Van Dyke has been appointed as the sole director of the board of directors of Amalgamated Corporation, and Viking has no right to appoint a director. The USA also contains the detailed terms governing the redemption and retraction of the Viking Preferred Shares, including the pricing mechanics, triggering events, payment timelines, monthly payment rights, conditional dividend provisions, and potential adjustments described below.

The Viking Preferred Shares are subject to the following redemption and retraction rights, as set forth in the USA.

Redemption by the Corporation. The Amalgamated Corporation may redeem all outstanding Viking Preferred Shares at any time: (i) on or before March 31, 2028, at CDN$5.75 million (approximately $4.2 million) in the aggregate (the “Redemption Price”), with 10% payable on the redemption date and the balance within 60 days; or (ii) after March 31, 2028, at CDN$7.75 million (approximately $5.7 million) in the aggregate (the “Increased Redemption Price”). If the Amalgamated Corporation fails to redeem all Viking Preferred Shares by March 31, 2028, the aggregate redemption price automatically increases to the Increased Redemption Price.

Retraction by Viking. Prior to March 31, 2028, Viking may require redemption of all outstanding Viking Preferred Shares at the Redemption Price only upon the occurrence of specified triggering events, including: (a) a material breach by any party (other than Viking) of the USA that continues for 20 days following written notice; (b) a sale or proposed sale of all or substantially all of the Amalgamated Corporation’s assets; (c) the bankruptcy or insolvency of the Amalgamated Corporation; or (d) the death or permanent incapacity of Tyler Van Dyke. After March 31, 2028, Viking may require redemption for any reason at the Increased Redemption Price, together with all accrued but unpaid dividends. Upon receipt of a retraction notice after March 31, 2028, the Amalgamated Corporation shall either: (i) pay CDN$7.75 million (approximately $5.7 million) within 120 days; or (ii) pay CDN$8.52 million (approximately $6.2 million) plus all accrued but unpaid dividends within 12 months (the “Deferred Redemption Price”).

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

Corporate Name Change

Effective September 8, 2026, the Company changed its corporate name to Viking Global Technologies, Inc. (the “Name Change”) pursuant to Articles of Amendment to the Company’s Articles of Incorporation filed with the Secretary of State of the State of Nevada on August 27, 2026.

The Name Change was approved by the Company’s Board of Directors by unanimous written consent in lieu of a meeting effective as of August 26, 2026, and did not require stockholder approval. The Name Change does not affect the rights of the Company’s stockholders or the number or validity of the Company’s issued and outstanding shares of capital stock.

The Company’s common stock continues to be quoted on the OTCQB under its new trading symbol “VGTK.”

Agreement with Viking Global Investors

On September 16, 2026, the Company entered into an agreement (the “VGI Agreement”) with Viking Global Investors LP (“VGI”) in connection with the Company’s previously announced corporate name change from Camber Energy, Inc. to Viking Global Technologies, Inc.

Under the VGI Agreement, VGI agreed not to object to the name change or to the Company’s use of the name and mark “Viking Global Technologies” in the business of owning, developing, acquiring, licensing and commercializing technologies and technology-related businesses and solutions, including grid protection and waste treatment solutions (but excluding financial technology), so long as the Company and its affiliates comply with the VGI Agreement. The Company and its affiliates agreed not to use, or seek to register, any name or mark containing “Viking”: (i) in connection with financial services, including investment advisory, investment management and asset management services; (ii) together with “Global,” except as part of the full name and mark “Viking Global Technologies,” with “Viking Global” never more prominent than “Technologies”; (iii) together with terms such as investment, investor, fund or asset management, or similar terms relating to financial services; or (iv) with any logo or design depicting a boat or ship. The Company also agreed not to challenge or oppose VGI’s existing or future marks used in the financial services field, not to market its goods or services in a manner suggesting an affiliation with VGI, and to notify and cooperate with VGI if the Company becomes aware of any actual consumer confusion.

The financial services restrictions do not prevent the Company from raising capital through public or private offerings of equity or debt securities, credit facilities or other financing transactions to fund its business, engaging in ordinary-course investor relations activities, or using the name “Viking Global Technologies” in connection with those activities, provided that the Company does not hold itself out as providing financial advisory, investment advisory, investment management, fund management, asset management or other financial services to third parties.

In connection with any uplisting of the Company (whether by merger, acquisition or otherwise), including any listing of the Company’s securities on a national securities exchange, or any other change of the Company’s name or rebranding, the Company and its affiliates may not adopt a corporate name, or rebrand to a name and mark, that includes both “Viking” and “Global” without VGI’s prior written consent. If such consent is not obtained, the Company must promptly, within a reasonable period and in any event no later than seven months after the applicable event, cease using “Viking” together with “Global”.

The VGI Agreement remains in effect unless terminated by mutual written agreement of the parties. Each party is entitled to seek injunctive relief or specific performance to enforce the VGI Agreement. The Company does not currently anticipate that the VGI Agreement will materially restrict the development or commercialization of its existing grid-protection and ozone-based waste-treatment technologies.

Going Concern Qualification

The Company’s condensed consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $(5,126,959) for the nine months ended September 30, 2026, as compared to a net loss of $(4,166,782) for the nine months ended September 30, 2025. The net loss for the nine months ended September 30, 2026 included, among other things, the following non-cash items: (i) amortization of debt discount of $(2,406,588); and (ii) a gain on the change in fair value of investment of $375,639.

At September 30, 2026, the Company had a stockholders’ deficit of $48,480,775, long-term debt, net of current portion, of $151,180 and a working capital deficiency of $64,880,779. The largest components of current liabilities creating this working capital deficiency were the current portion of long-term debt of $47,754,564, accrued interest of $9,415,554, amounts due to related parties of $1,238,330, and related party accounts payable of $2,495,500.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern depends on its ability (i) to obtain the financing necessary to meet its obligations and repay its liabilities as they come due, (ii) to extend, restructure or refinance its existing debt, and (iii) to ultimately generate profitable operations from the commercialization of its technologies. Management plans to seek additional funds through debt or equity financings, extensions or restructurings of existing debt, continued advances from related parties and, if available, sales, leases or sublicenses of the Company’s technologies. The Company has no commitments for any such additional funding, and there is no assurance that additional funding will be available on acceptable terms, or at all. See “Liquidity Outlook and Known Trends and Uncertainties” below.

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the three and nine months ended September 30, 2026 and 2025, should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 30, 2026.

Liquidity and Capital Resources

Working Capital:	At September 30,
	2026	2025

Current assets	$1,127,383	$2,010,247
Current liabilities	66,008,162	15,764,788
Working capital deficit	$(64,880,779)	$(13,754,541)

Cash Flows:	Nine Months Ended September 30,
	2026	2025

Net cash used in operating activities	$(987,593)	$(1,999,727)
Net cash provided by investing activities	342,974	21,196
Net cash provided by financing activities	497,893	2,154,529
Increase (decrease) in cash during the period	(146,726)	175,998
Cash and cash equivalents, beginning of period	279,525	114,648
Cash and cash equivalents, end of period	$132,799	$290,646

Net cash used in operating activities was $987,593 during the nine months ended September 30, 2026, compared to $1,999,727 in the comparable period in 2025. The $1,012,134 decrease resulted from a $624,200 improvement in cash earnings and a $387,934 favorable change in operating assets and liabilities.

Net cash provided by investing activities was $342,974 during the nine months ended September 30, 2026, compared to $21,196 in the comparable period in 2025. The increase was due primarily to the collection, in February 2026, of the remaining note receivable from Simson-Maxwell and the absence of fixed asset additions.

Net cash provided by financing activities was $497,893 during the nine months ended September 30, 2026, compared to $2,154,529 in the comparable period in 2025. The decrease was due primarily to lower proceeds from the issuance of debt and lower net advances from related parties.

Liquidity Outlook and Known Trends and Uncertainties

Our principal sources of liquidity have been loans from third-party lenders, advances from our Chief Executive Officer and, in 2026, collection of the note receivable from Simson-Maxwell. We did not generate revenue in the nine months ended September 30, 2026, and we do not expect to generate meaningful revenue until we successfully commercialize one or more of our technologies, which may not occur in the near term or at all. At September 30, 2026, we had cash of $132,799, a working capital deficiency of $64,880,779, and current liabilities that included the current portion of long-term debt of $47,754,564 and accrued interest of $9,415,554. Our existing cash is not sufficient to repay these obligations or to fund our planned operations for the next 12 months.

We intend to fund our operations and obligations through additional debt or equity financings, extensions or restructurings of our existing debt, continued advances from related parties and, if available, sales, leases or sublicenses of our technologies. We have no commitments for additional financing, and financing may not be available on acceptable terms or at all. Any equity financing, or any conversion of our convertible debt, would dilute our existing stockholders. If we cannot obtain sufficient financing, we may have to delay, reduce or stop the development and commercialization of our technologies.

Consolidated Operating Results

The Company operates as one reportable segment. The Company’s chief operating decision maker is the Chief Executive Officer, who reviews financial information presented on a consolidated basis. Performance is evaluated and resources allocated based upon the progress and projected financial requirements to advance each technology towards commercialization.

Summary information on our consolidated operating results for the three and nine months ended September 30, 2026 and 2025 is presented below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

Revenue	$-	$-	$-	$6,229,335
Operating expenses	492,006	661,218	1,807,469	9,972,162
Loss from operations	(492,006)	(661,218)	(1,807,469)	(3,742,827)
Other income (expense)	(1,166,372)	(4,688,401)	(3,319,490)	(423,955)
Net income (loss) before income taxes	(1,658,378)	(5,349,619)	(5,126,959)	(4,166,782)
Income taxes	-	-	-	-
Net income (loss)	$(1,658,378)	$(5,349,619)	$(5,126,959)	$(4,166,782)

Three months ended September 30, 2026 and 2025

Revenue

The Company did not generate any revenue in the three months ended September 30, 2026 or 2025.

Operating expenses

The Company’s operating expenses decreased to $492,006 for the three-month period ended September 30, 2026, from $661,218 in the corresponding prior year three-month period. The decrease is the result of an overall reduction in corporate spending.

Income (loss) from operations

The loss from operations decreased by $169,212 for the three-month period ended September 30, 2026 as compared to the corresponding prior year three-month period due to the factors noted above.

Other income (expense)

The Company had other expense, net, of $(1,166,372) for the three months ended September 30, 2026, as compared to other expense, net, of $(4,688,401) for the three months ended September 30, 2025. The decrease was due primarily to an impairment expense of $(3,728,011) recorded in 2025 related to the ESG License.

Net income (loss)

The net loss decreased by $3,691,241 for the three-month period ended September 30, 2026 as compared to the corresponding prior year three-month period due to the factors noted above.

Nine months ended September 30, 2026 and 2025

Revenue

The Company did not generate any revenue in the nine months ended September 30, 2026. In the prior period, the Company consolidated the revenues of Simson-Maxwell for the period January 1 to March 31, 2025.

Operating expenses

The Company’s operating expenses decreased to $1,807,469 for the nine-month period ended September 30, 2026, from $9,972,162 in the corresponding prior year nine-month period. The significant decrease reflects the impact of the deconsolidation of Simson-Maxwell’s results. Excluding Simson-Maxwell, operating expenses were approximately $615,000 (25%) lower than the prior year. The decrease is the result of testing, certification and transportation costs of approximately $445,000 incurred in 2025 related to the Company’s medical waste treatment unit, combined with an overall reduction in corporate spending.

Income (loss) from operations

The loss from operations decreased by $1,935,358 for the nine-month period ended September 30, 2026 as compared to the corresponding prior year nine-month period due to the factors noted above.

Other income (expense)

The Company had other expense, net, of $(3,319,490) for the nine months ended September 30, 2026, as compared to other expense, net, of $(423,955) for the nine months ended September 30, 2025. The increase was due primarily to the following items recorded in the prior-year period that did not recur in 2026: (i) the gain of $6,169,824 on the partial disposal of Simson-Maxwell, (ii) the impairment charge of $(3,728,011) related to the ESG license, and (iii) other income of $672,797 from insurance proceeds and the partial recovery of previously written-off notes receivable.

Net income (loss)

The net loss increased by $960,177 for the nine-month period ended September 30, 2026 as compared to the corresponding prior year nine-month period due to the factors noted above.

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

Several of the Company’s subsidiaries are considered to be Variable Interest Entities (“VIEs”) which are defined as an entity for which any of the following conditions exist:

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

Intangible Assets

Intangible assets consist of the patents and other intellectual property owned by Viking Ozone, Viking Sentinel, Viking Protection and Viking Distribution.

The Company reviews these intangible assets for possible impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating recoverability, the Company estimates the undiscounted future net cash flows expected from the intangible assets over their remaining estimated useful lives. If the carrying amount is not recoverable, the Company records an impairment loss equal to the excess of the carrying amount over the asset’s fair value.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2026, because of the material weaknesses in internal control over financial reporting described below.

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

Management of the Company is addressing the second material weakness by seeking the assistance of subject matter experts for accounting advice on complex matters but is not presently able to remediate the lack of segregation of duties or the lack of review and approval of financial information prepared by the CFO. Management will continue to monitor and evaluate the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of commercial operations in the normal course of business. As of September 30, 2026, other than the matters described below, there were no pending or, to the Company’s knowledge, threatened lawsuits that could reasonably be expected to have a material effect on the Company’s financial condition or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2026, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, and that were not previously reported in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

3.1

Articles of Amendment to the Articles of Incorporation of Camber Energy, Inc., effective September 8, 2026. (Filed as Exhibit 3.1 to Viking Global’s Current Report on Form 8-K, filed with the Commission on September 14, 2026 and incorporated herein by reference)

10.1

Amendment No. 1, dated September 30, 2026, to Convertible Promissory Note dated April 7, 2025, between Viking Global Technologies, Inc. (formerly Camber Energy, Inc.) and FK Venture LLC. (Filed as Exhibit 10.1 to Viking Global’s Current Report on Form 8-K, filed with the Commission on October 2, 2026 and incorporated herein by reference)

10.2

Promissory Note, dated October 1, 2026, issued by Viking Protection Systems, LLC to the Investors named therein. (Filed as Exhibit 10.2 to Viking Global’s Current Report on Form 8-K, filed with the Commission on October 2, 2026 and incorporated herein by reference)

10.3

Guaranty, dated October 1, 2026, by James A. Doris in favor of the Investors named therein. (Filed as Exhibit 10.3 to Viking Global’s Current Report on Form 8-K, filed with the Commission on October 2, 2026 and incorporated herein by reference)

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*

Certification of Principal Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

VIKING GLOBAL TECHNOLOGIES, INC. (Registrant)

/s/ James Doris	Date: November 9, 2026
Principal Executive Officer

/s/ John McVicar	Date: November 9, 2026
Principal Financial and Accounting Officer